Form 10-Q
period 1999-06-30
FIRST MANITOWOC BANCORP INC
filed 1999-08-13
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                               ------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   -------------------

Commission file number 0-25983
                       --------------------------------------------------------


                          First Manitowoc Bancorp,Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                             39-1435359
--------------------------------------------------------------------------------
(State or other jurisdiction of                                    (IRS employer
incorporation or organization)                               identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                              54220
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                 (920) 684-6611
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                    ---    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 1999, was 1,734,317 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition - June 30, 1999 and December 31, 1998

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Comprehensive Income
                  Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                   June 30,      December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                               (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                      $  17,969    $  15,215
         Federal funds sold and repurchase agreements                     3,325       15,623
         Securities available for sale, at fair value                    96,269       97,197
         Loans, net of unearned income                                  237,549      228,917
         Less:  Allowance for loan losses                                (3,373)      (3,124)
                                                                      ---------    ---------
              Loans, net                                                234,176      225,793
         Premises and equipment, net                                      5,151        4,187
         Accrued interest receivable and other assets                    12,174        9,813
                                                                      ---------    ---------
              Total assets                                            $ 369,064    $ 367,828
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                 $  39,928    $  41,374
         Interest-bearing deposits                                      230,553      235,121
                                                                      ---------    ---------
              Total deposits                                            270,481      276,495
         Securities sold under repurchase agreements                     30,427       24,694
         Short-term borrowings                                            2,000          302
         Accrued interest payable and other liabilities                   3,391        3,945
         Long-term borrowings                                            28,500       28,500
                                                                      ---------    ---------
              Total liabilities                                         334,799      333,936
         Commitments and contingencies                                       --           --
         Stockholders' equity
              Common stock, $1.00 par value; authorized
                2,500,000 shares; issued 1,895,907 in 1999 and 1998       1,896        1,896
              Additional paid-in capital                                    652          652
              Retained earnings                                          33,079       30,869
              Accumulated other comprehensive (loss) income                (662)       1,175
         Treasury stock at cost--161,590 shares in 1999 and 1998           (700)        (700)
                                                                      ---------    ---------
              Total stockholders' equity                                 34,265       33,892
                                                                      ---------    ---------
              Total liabilities and stockholders' equity              $ 369,064    $ 367,828
                                                                      =========    =========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months Ended  Six Months Ended
                                                                  June 30,           June 30,
                                                                  --------           --------
                                                               1999      1998     1999       1998
                                                               ----      ----     ----       ----
                                                                (In Thousands, Except Share Data)
INTEREST INCOME
     Loans                                                    $ 5,102   $ 5,324   $10,096   $10,545
     Federal funds sold and repurchase agreements                  41       117       207       234
     Securities:
       Taxable                                                    716       733     1,410     1,455
       Tax exempt                                                 671       563     1,336     1,086
                                                              -------   -------   -------   -------
       Total interest income                                    6,530     6,737    13,049    13,320

INTEREST EXPENSE
     Deposits                                                   2,578     2,854     5,251     5,680
     Short-term borrowings                                        295       284       599       584
     Long-term borrowings                                         394       403       783       810
                                                              -------   -------   -------   -------
       Total interest expense                                   3,267     3,541     6,633     7,074
                                                              -------   -------   -------   -------

NET INTEREST INCOME                                             3,263     3,196     6,416     6,246
     Provision for loan losses                                    150       130       300       220
                                                              -------   -------   -------   -------
        Net interest income after provision for loan losses     3,113     3,066     6,116     6,026

OTHER OPERATING INCOME
     Loan fees                                                     10        56        26        93
     Trust service fees                                           133       130       253       260
     Service charges on deposit accounts                          250       154       456       295
     Loan servicing income                                         98        81       218       100
     Gain on sales of mortgage loans held for sale                 32        65        97        94
     Other                                                         75        91       157       175
                                                              -------   -------   -------   -------
       Total other operating income                               598       577     1,207     1,017

OTHER OPERATING EXPENSE
     Salaries and employee benefits                             1,158     1,065     2,181     2,018
     Occupancy                                                    228       251       518       548
     Data processing                                              172       167       330       321
     Postage, stationery and supplies                              96        93       198       181
     Other                                                        477       384       836       743
                                                              -------   -------   -------   -------
       Total other operating expense                            2,131     1,960     4,063     3,811
                                                              -------   -------   -------   -------

Income before income tax expense                                1,580     1,683     3,260     3,232
Income tax expense                                                288       407       627       789
                                                              -------   -------   -------   -------

NET INCOME                                                    $ 1,292   $ 1,276   $ 2,633   $ 2,443
                                                              =======   =======   =======   =======

Earnings per share:  basic and diluted                        $  0.75   $  0.74   $  1.52   $  1.41

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                         Six Months Ended June 30, 1998

                                                                                                     Accumulated
                                                       Additional                                          Other
                                            Common        Paid-in       Retained        Treasury   Comprehensive
                                             Stock        Capital       Earnings           Stock          Income           Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $  1,895,907   $    652,208   $ 27,059,290    ($   700,139)   $    633,901    $ 29,541,167
Net income                                       0              0      2,442,500               0               0       2,442,500
Other comprehensive income:
     Unrealized holding gain rising
     during period                               0              0              0               0          19,986          19,986
     Income tax effect                           0              0              0               0          (1,343)         (1,343)
                                                                                                                    ------------
Comprehensive income                                                                                                $  2,461,143

Cash dividends ($ .20 per share)                 0              0       (360,778)              0               0        (360,778)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998              $  1,895,907   $    652,208   $ 29,141,012    ($   700,139)   $    652,544    $ 31,641,532



                         Six Months Ended June 30, 1999

                                                                                                          Accumulated
                                                      Additional                                                Other
                                         Common          Paid-in          Retained         Treasury     Comprehensive
                                          Stock          Capital          Earnings            Stock     (Loss) Income          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $1,895,907         $652,208       $30,869,428       ($700,139)        $1,174,443  $ 33,891,847

Cash paid for fractional shares               0                0            (6,527)              0                  0        (6,527)
Net income                                    0                0         2,632,544               0                  0     2,632,544
Other comprehensive (loss) income:
     Unrealized holding loss rising
     during period                            0                0                 0               0         (2,809,426)   (2,809,426)
     Income tax effect                        0                0                 0               0            972,432       972,432
                                                                                                                       ------------
Comprehensive income                                                                                                   $    795,550

Cash dividends ($ .24 per share)              0                0          (416,259)              0                  0      (416,259)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999             $1,895,907         $652,208       $33,079,186       ($700,139)         ($662,551)  $ 34,264,611

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                            1999             1998
                                                                                            ----             ----
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $ 2,632          $  2,443
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            300               220
         Depreciation, amortization, and accretion, net                                       255               283
         Proceeds from sale of mortgage loans held for sale                                17,503            16,521
         Originations of mortgage loans held for sale                                     (17,503)          (14,912)
         Undistributed income of joint venture                                                (56)              (11)
         Increase in accrued interest receivable and other assets                          (1,162)           (1,921)
         Increase in accrued interest payable and other liabilities                           290               325
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   2,259             2,948
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             33,849            12,416
     Purchases of securities available for sale                                           (36,740)          (15,751)
     Net increase in loans                                                                 (8,698)           (9,262)
     Purchases of premises and equipment                                                   (1,304)             (270)
     Sales of premises and equipment                                                           94                61
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (12,799)          (12,806)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                   (6,013)            4,859
     Net increase (decrease) in securities sold under repurchase agreements                 5,734            (9,136)
     Proceeds from advances on borrowed funds                                               1,698                 0
     Repayments on advances from borrowed funds                                                 0            (1,019)
     Dividends paid                                                                          (423)             (361)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           996            (5,657)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (9,544)          (15,515)
Cash and cash equivalents at beginning of period                                           30,838            27,534
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $21,294          $ 12,019
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                                        $  6,802          $  7,003
         Income taxes                                                                         893               759
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:
     Loans receivable satisfied through foreclosure or
     acquisition of deeds in lieu of foreclosure                                         $    158          $      0
-------------------------------------------------------------------------------------------------------------------

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s ("Corporation") financial position, results of its operations, changes in stockholders' equity and comprehensive income and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.


NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 1999 presentation.


NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated were as follows:


                              Investment Securities


                                                                 June 30, 1999
                                                           Amortized Cost    Fair Value
---------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                $ 5,793,065   $ 5,752,742
Obligations of states and political subdivisions               54,904,066    54,465,161
Mortgage-backed securities                                     34,010,449    33,471,032
Other securities                                                2,589,864     2,579,835
                                                              -----------   -----------
Total                                                         $97,297,444   $96,268,770
                                                              ===========   ===========

                                                               December 31, 1998
                                                           Amortized Cost    Fair Value
---------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                $ 5,791,262   $ 5,823,657
Obligations of states and political subdivisions               53,258,501    54,862,422
Mortgage-backed securities                                     27,473,104    27,622,978
Commercial paper                                                7,200,000     7,200,000
Other securities                                                1,693,876     1,688,438
                                                              -----------   -----------
Total                                                         $95,416,743   $97,197,495
                                                              ===========   ===========

NOTE 4:  Loan Portfolio

The following table presents the composition of the Bank's loan portfolio by significant concentration.

                            Summary of Loan Portfolio
                                 (In Thousands)

                                  June 30, 1999           December 31, 1998
                                          Percent of               Percent of
                               Amount    Total Loans     Amount   Total Loans
                               ------    -----------     ------   -----------
Commercial and Agricultural   $ 94,400        39.74%   $ 91,122        39.81%
Commercial Real Estate          44,485        18.72%     38,018        16.61%
Residential Real Estate         83,777        35.27%     85,115        37.18%
Consumer                        13,990         5.89%     13,783         6.02%
Other                              897          .38%        879          .38%
                              --------       ------    --------       ------
Total                         $237,549       100.00%   $228,917       100.00%
                              ========       ======    ========       ======

The increase in commercial and agricultural loans of $3.3 million from $91.1 million at December 31, 1998 to $94.4 million at June 30, 1999 is a result of increased seasonal demand, particularly in the agricultural sector. The increase in commercial real estate loans of $6.5 million from $38.0 million at December 31, 1998 to $44.5 million at June 30, 1999 is a result of a strong customer demand for commercial real estate loans.


NOTE 5:  Allowance for Loan Losses

A summary of the changes in the allowance for loan losses for the periods indicated is as follows:

                                 For the Six    For the Six
                                Months Ended   Months Ended
                                    June 30,       June 30,
                                        1999          1998
-----------------------------------------------------------
Balance at beginning of period   $ 3,124,109    $ 2,608,277
Provision charged to expense         300,000        220,000
Charge-offs                          (69,161)        (7,781)
Recoveries                            18,440         23,821
                                 -----------    -----------
Balance at end of period         $ 3,373,388    $ 2,844,317
                                 ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements have been made by First Manitowoc Bancorp, Inc. (the "Corporation") in this document that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Corporation's expectations of future results of operations. The words "believes," "expects," "anticipates" or similar expressions identify forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

     -    operating, legal and regulatory risks;

     - economic, political and competitive forces affecting the Corporation's banking, securities, asset management and credit services businesses; and

     - the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The purpose of this discussion is to focus on information about the Corporation's financial condition and results of operations that are not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements presented elsewhere in this report for an understanding of the following discussion and analysis.


EARNINGS
                                   Net Income
                        (In Thousands, Except Share Data)

---------------------------------------------------------------------------------------------
                            Three Months      Three Months       Six Months        Six Months
                                   Ended             Ended            Ended             Ended
                                June 30,          June 30,         June 30,          June 30,
                                    1999              1998             1999              1998
---------------------------------------------------------------------------------------------
Net Income                        $1,292            $1,276           $2,633            $2,443

EPS-Basic & Diluted                $ .75             $ .74            $1.52             $1.41

Return on Average Assets            1.42%             1.46%            1.43%             1.41%

Return on Average Equity           14.98%            16.40%           15.45%            15.97%
---------------------------------------------------------------------------------------------

All per share financial information has been adjusted to reflect the five for four stock dividend declared on April 16, 1999. Weighted average shares outstanding were 1,734,317 for the six months ended June 30, 1999 and 1998.

Net income for the three months ended June 30, 1999 was $1,292,000 compared to $1,276,000 for the three months ended June 30, 1998, an increase of $16,000, or 1.2%. Earnings per share for the three months ended June 30, 1999 was $0.75 compared to $0.74 for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $2,633,000 compared to $2,443,000 for the six months ended June 30, 1998, an increase of $190,000, or 7.8%. Earnings per share for the six months ended June 30, 1999 was $1.52 compared to $1.41 for the six months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999 primarily is a result of higher noninterest income, primarily from increased service charges on deposit accounts and increased mortgage loan servicing income.

Return on average assets (ROA) on an annualized basis for the second quarter of 1999 was 1.42% compared to 1.46% for the second quarter in 1998. Return on average equity (ROE) on an annualized basis for the second quarter of 1999 was 14.98% compared to 16.40% for the second quarter of 1998.

Return on average assets (ROA) on an annualized basis for the first six months of 1999 was 1.43% compared to 1.41% for the first six months of 1998. Return on average equity (ROE) on an annualized basis for the first six months of 1999 was 15.45% compared to 15.97% for the first six months of 1998.


NET INTEREST INCOME
                               Net Interest Income
                                 (In Thousands)

------------------------------------------------------------------------------------------
                         Three Months      Three Months       Six Months        Six Months
                                Ended             Ended            Ended             Ended
                             June 30,          June 30,         June 30,          June 30,
                                 1999              1998             1999              1998
------------------------------------------------------------------------------------------
Interest Income                $6,530            $6,737          $13,049           $13,320
Interest Expense                3,267             3,541            6,633             7,074
                               ------            ------          -------           -------
Net Interest Income            $3,263            $3,196          $ 6,416           $ 6,246
------------------------------------------------------------------------------------------

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998:

Net interest income for the second quarter of 1999 was $3,263,000 compared to $3,196,000 for the second quarter of 1998, an increase of $67,000, or 2.1%. While total interest income decreased $207,000 due to decreased interest paid on loans, total interest expense on deposits decreased $274,000 as a result of decreased interest paid on deposits, causing net interest income to increase.

YTD SECOND QUARTER 1999 COMPARED TO YTD SECOND QUARTER 1998:

Net interest income for the first six months of 1999 was $6,416,000 compared to $6,246,000 for the first six months of 1998, an increase of $170,000, or 2.7%. While total interest income decreased $271,000 due to decreased interest rates on loans, total interest expense on deposits decreased $441,000 as a result of decreased interest rates paid on deposits, causing net interest income to increase.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended June 30, 1999, the Bank charged $150,000 to expense for the provision for loan loss compared to $130,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Bank charged $300,000 to expense for the provision for loan loss compared to $220,000 for the six months ended June 30, 1998. The increase in the provision for loan loss for the six months ended June 30, 1999 is the result of the identification of a specific commercial loan that was placed on non-accrual in the first quarter of 1999. This is an isolated account and there are no trends in economic, industrial, geographical or other factors responsible for the increase in the provision for loan loss.

                            Allowance for Loan Losses
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------
                                             Three Months      Three Months       Six Months        Six Months
                                                    Ended             Ended            Ended             Ended
                                                 June 30,          June 30,         June 30,          June 30,
                                                     1999              1998             1999              1998
--------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $3,226            $2,712           $3,124            $2,608
     Charge-offs                                        9                 6               69                 8
     Recoveries                                         6                 8               18                24
Net charge-offs (recoveries)                            3                (2)              51               (16)
Provision for loan losses                             150               130              300               220
                                                   ------            ------           ------            ------
Balance at end of period                           $3,373            $2,844           $3,373            $2,844

Ratio of net charge-offs during period to
average loans outstanding during period              ----              ----              .02%             ----

Ratio of allowance for loan losses
to total loans                                       1.42%             1.22%            1.42%             1.22%
--------------------------------------------------------------------------------------------------------------

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb estimated credit losses in its loan portfolio as of June 30, 1999 based on its most recent evaluation of these factors.

The factor of loan volume trends is based on actual lending activity. The loan volume trends factor is for estimated losses that are believed to be inherently part of the loan portfolio but that have not yet been identified as specific problem credits. The factor current problem credits includes the exposure believed to exist for specifically identified problem loans determined on a loan-by-loan basis.

A table showing the allocation of allowance for loan losses is shown below.

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

----------------------------------------------------------------------
                                  June 30,                December 31,
                                      1999                        1998
----------------------------------------------------------------------
Specific Problem Loans                 $416                       $516

Loan Volume Allocation:
Commercial & Agricultural             2,139                      2,087
Commercial Real Estate                  130                        127
Residential Real Estate                  78                         76
Consumer                                 16                         16
                                     ------                      -----
                                      2,363                      2,306

Unallocated                             594                        302
                                     ------                     ------
Total Reserve                        $3,373                     $3,124
----------------------------------------------------------------------

Specific problem loans includes the factor of current problem credits for the exposure of specifically identified problem loans. Loan volume allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be identified to specific loans or loan categories.

The allocation and total for the allowance for loan losses is not to be interpreted as a single year's exposure for loss nor the loss for any specified time period.


NONPERFORMING LOANS

It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt.

Total nonperforming loans at June 30, 1999 were $1,332,000, an increase of $246,000 from December 31, 1998. The increase occurred primarily due to one commercial loan and one residential real estate loan. These are isolated accounts and no trends in economic, industrial, geographical or other factors are evident. The following table presents nonperforming and nonaccrual loan information.
                               Nonperforming Loans
                                 (In Thousands)

-----------------------------------------------------------------------------------
                                                June 30,               December 31,
                                                    1999                       1998
-----------------------------------------------------------------------------------
Nonaccrual Loans                                  $1,020                     $  927
Accruing Loans Past Due 90 days or More              312                        159
                                                  ------                     ------
Total Nonperforming Loans                         $1,332                     $1,086
Nonperforming Loans as a Percent of Loans            .56%                       .47%
-----------------------------------------------------------------------------------


OTHER OPERATING INCOME

                             Other Operating Income
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Trust Servicing Fees                                      $133              $130             $253              $260
Service Charges on Deposit Accounts                        250               154              456               295
Loan Fees                                                   10                56               26                93
Loan Servicing Income                                       98                81              218               100
Gain on Sales of  Mortgage Loans Held for Sale              32                65               97                94
Other                                                       75                91              157               175
                                                          ----              ----           ------            ------
Total Other Operating Income                              $598              $577           $1,207            $1,017
-------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998:

Other operating income for the second quarter of 1999 was $598,000 compared to $577,000 for the second quarter of 1998, an increase of $21,000 or 3.6%. The increase resulted primarily from increased service charges on deposit accounts due to the assessment of service charges on negative collected balances and collection of automated teller machine fees. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold to the FNMA secondary market during the second quarter of 1999. The decrease in loan fees is a result of the strong competition for loans.

YTD SECOND QUARTER 1999 COMPARED TO YTD SECOND QUARTER 1998:

Other operating income for the six months ended June 30, 1999 was $1,207,000 compared to $1,017,000 for the six months ended June 30, 1998, an increase of $190,000, or 18.7%. The increase resulted primarily from increases in mortgage loan servicing income and service charges on deposits. Mortgage loans serviced for others increased $22,600,000 from June 30, 1998 to June 30, 1999. The related mortgage servicing rights asset increased from $280,606 at June 30, 1998 to $460,232 at June 30, 1999. Service charges increased due to assessment of service charges on negative collected balances and collection of automated teller machine fees which began late in the first quarter of 1998. The decrease in loan fees is a result of the strong competition for loans.


OTHER OPERATING EXPENSE

                             Other Operating Expense
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                          $1,158            $1,065           $2,181            $2,018
Occupancy                                                  228               251              518               548
Data Processing                                            172               167              330               321
Postage, Stationery and Supplies                            96                93              198               181
Other                                                      477               384              836               743
                                                        ------            ------           ------            ------
Total Other Operating Expense                           $2,131            $1,960           $4,063            $3,811
-------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998:

Other operating expense for the second quarter of 1999 was $2,131,000 compared to $1,960,000 for the second quarter of 1998, an increase of $171,000, or 8.7%. Salaries and employee benefits expense increased due to annual merit increases in wages for employees and the increase also reflects the impact of a midyear increase that hourly employees received in their wages in 1998 in addition to their annual merit increase. Other expense increased due to increased regulatory fees, increased supplies expense, premiums on new directors' life insurance policies and increased marketing expense for the new offices in Kiel and New Holstein, Wisconsin.

YTD SECOND QUARTER 1999 COMPARED TO YTD SECOND QUARTER 1998:

Other operating expense for the first six months of 1999 was $4,063,000 compared to $3,811,000 for the first six months of 1998, an increase of $252,000, or 6.6%. Salaries and employee benefits expense increased due to annual merit increases in wages for employees and the increase also reflects the impact of a midyear increase that hourly employees received in their wages in 1998 in addition to their annual merit increase. Other expense increased due to increased regulatory fees, increased supplies expense, premiums on new directors' life insurance policies and increased marketing expense for the new offices in Kiel and New Holstein, Wisconsin.

INCOME TAXES

The effective tax rate for the three months ended June 30, 1999 was 18.23% compared to 24.18% for the three months ended June 30, 1998. For the six months ended June 30, 1999, the effective tax rate was 19.23% compared to 24.41% for the six months ended June 30, 1998. The decrease in effective tax rates in both periods is a direct result of additional assets held at the Bank's FNBM Investment Corp. subsidiary.


BALANCE SHEET

JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

The Corporation's total assets increased from $367.8 million at December 31, 1998 to $369.1 million at June 30, 1999. This increase occurred primarily due to an $8.6 million increase in the loan portfolio and a $2.4 million increase in other assets, offset by a $12.3 million decrease in federal funds sold and repurchase agreements. The increase in loans is a result of a strong customer demand for commercial real estate loans. The increase in the loans was funded by the decrease in federal funds sold. The increase in other assets was a result of an increase of $675,000 in directors' life insurance policies and a $747,000 change in the deferred tax related to the change in the market value of the available for sale securities.

Deposits decreased $6.0 million to $270.5 million at June 30, 1999 from $276.5 million at December 31, 1998. Securities sold under repurchase agreements increased $5.7 million from $24.7 million at December 31, 1998 to $30.4 million at June 30, 1999. The decrease in deposits was a result of strong competition for interest bearing certificates of deposit. The increase in securities sold under repurchase agreements was a result of increased commercial activity in repurchase agreements.


LIQUIDITY MANAGEMENT

Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Bank maintains its asset liquidity position internally through cash and cash equivalents, short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

CAPITAL RESOURCES AND ADEQUACY

                                     Capital
                        (In Thousands, Except Share Data)

--------------------------------------------------------------------------------------------------
                                                               June 30,               December 31,
                                                                   1999                       1998
--------------------------------------------------------------------------------------------------
Stockholders' Equity                                            $34,265                    $33,892
Tier 1 Capital to Risk Weighted Assets-Period End                  13.0%                      12.4%
Total Capital to Risk Weighted Assets-Period End                   14.3%                      13.6%
Tier 1 Leverage Ratio-Period End                                    9.0%                       8.5%

Dividends Per Share-This Quarter                                  $ .12                      $ .16
Dividends Per Share-Year to Date                                    .24                        .46

Earnings Per Share-This Quarter                                   $ .75                      $ .50
Earnings Per Share-Year to Date                                    1.52                       2.66

Dividend Payout Ratio-This Quarter                                 16.0%                      32.0%
Dividend Payout Ratio-Year to Date                                 15.8%                      17.3%
--------------------------------------------------------------------------------------------------

Total stockholders' equity increased $373,000 from $33.9 million at December 31, 1998 to $34.3 million at June 30, 1999. Net income for the six month period ending June 30, 1999 of $2.6 million was offset by a net unrealized holding loss arising during the period of $1.8 million related to the investment securities available for sale.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 1999 and December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999 and December 31, 1998, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.


YEAR 2000

The Bank has followed the five phases recommended by the Federal Financial Institutions Examination Council (FFIEC) to manage its Year 2000 project. The phases are awareness, assessment, renovation, validation and implementation. The Bank has fully completed the first four phases and is 95% complete with the implementation phase. The implementation phase is expected to be completed by the third quarter of 1999.

The Bank's mainframe computer and the software that run it are year 2000 compliant; that is, they have been successfully tested by advancing the mainframe's internal calendar to and through the year 2000. All Mission Critical Systems have been tested and found to be compliant in the year 2000 environment. Non-critical Systems have been found to be compliant. Testing of Non-critical Systems is complete. The entire inventory of software has been reviewed to assess the impact of the year 2000. The software that needed to be replaced has been replaced and all software is now Year 2000 compliant.

In addition, the Bank has reviewed all non-information technology and equipment systems. Non-information technology systems include all other business equipment other than computer hardware, software and peripheral devices, such as automated teller machines, modems and routers. Non-information technology equipment includes security devices, time clocks, heating and air conditioning systems, elevators, telephones and fax machines. Testing of non-information technology and equipment systems is complete and are Year 2000 compliant.

The Bank recognizes that its customers will be affected by the Year 2000 issues. As a result, the Bank has contacted its significant business loan customers to make them aware of the Year 2000 issues and to assess their readiness. The Bank realizes that if its customers experience Year 2000 business interruptions there may be more exposure to the Bank. Over 90% of the Bank's significant business loan customers responded to the Year 2000 inquiries. Of those, over 92% claim to be Year 2000 compliant. The responses were reviewed, ranked by degree of risk, and quantified. Based on the low level of risk, no additional follow up was deemed necessary. At this time, the Bank does not believe there is any enforceability of any assurances from significant third parties or business loan customers. The Bank has included the Year 2000 credit risk into its allowance for loan losses. The Bank will continue its customer awareness efforts throughout 1999, including utilizing the local radio and cable television media.

The Bank does not expect its Year 2000 compliance costs to be significant. Equipment upgrades were made to take advantage of current technology in the ordinary course of business and not solely as a result of the Year 2000 issue. Costs related solely to Year 2000 compliance are estimated at $120,000. Year 2000 compliance costs incurred through June 30, 1999 were $103,000.

A business resumption contingency plan has been established to address worst case scenarios should they occur with the Year 2000 issue. The worst case scenarios would be that all communications would be lost. If communications are lost, the Bank would function in an "off-line" standby mode which would create documents that could be done during evening batch processing at the Bank's data processing center. Customer balances would be available the following morning.



RECENT DEVELOPMENTS

As of June 30, 1999, the Bank had substantially completed the construction of its new Kiel, Wisconsin, and New Holstein, Wisconsin, branch offices. These two new offices opened July 6, 1999.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position at June 30, 1999 from that disclosed as of December 31, 1998 in the Corporation's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 5, 1999.

                          FIRST MANITOWOC BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Neither the Corporation nor any of its subsidiaries is involved in any pending legal proceedings involving amounts in which management believes are material to the financial condition and results of operations of the Corporation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   The Corporation held its Annual Meeting of Shareholders on April 19, 1999.

b) Directors elected at the Annual Meeting were Thomas J. Bare, Craig A. Pauly and Katherine M. Reynolds.

     Directors whose term of office as a director continued after the meeting were: John M. Jagemann, John C. Miller, John E. Nordstrom, John M. Webster, Robert S. Weinert and John J. Zimmer.

c)   The results of the voting were as follows:

     Election of the below-named nominees to the Board of Directors of the
     Corporation:

                                      FOR  AGAINST    WITHHELD
                                      ---  -------    --------
     All Nominees:                770,693       10       1,674

     By Nominee:

     Thomas J. Bare               770,703        0       1,674
     Craig A. Pauly               770,698        5       1,674
     Katherine M. Reynolds        770,698        5       1,674

d)   Not applicable.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     27.1 Financial Data Schedule

b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         FIRST MANITOWOC BANCORP, INC.
                                         (Registrant)



Date:  August 11, 1999                   --------------------------------------
                                         Thomas J. Bare
                                         President


Date:  August 11, 1999                   --------------------------------------
                                         Paul H. Wojta
                                         Vice President and Cashier