Form 10-Q
period 1999-09-30
FIRST MANITOWOC BANCORP INC
filed 1999-11-12
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                              --------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

Commission file number 0-25983
                       ---------------------------------------------------------

                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


Wisconsin                                                             39-1435359
--------------------------------------------------------------------------------
(State or other jurisdiction                                       (IRS employer
 of incorporation or organization)                           identification no.)


402 North Eighth Street, Manitowoc, Wisconsin                              54220
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


                                 (920)684-6611
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code)




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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 1999, was 1,734,317 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition -
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 1999 and 1998

                  Consolidated Statements of Changes in
                  Stockholders' Equity and Comprehensive Income
                  Nine Months Ended September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              September 30,        December 31,
                                                                                      1999                1998
                                                                              ------------         -----------
                                                                              (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                              $     9,650           $    15,215
         Federal funds sold and repurchase agreements                                 104                15,623
         Securities available for sale, at fair value                              99,209                97,197
         Loans, net of unearned income                                            245,553               228,917
         Less:  Allowance for loan losses                                          (3,194)               (3,124)
                                                                              -----------           -----------
              Loans, net                                                          242,359               225,793
         Premises and equipment, net                                                5,566                 4,187
         Accrued interest receivable and other assets                              13,789                 9,813
                                                                              -----------           -----------
              Total assets                                                    $   370,677           $   367,828
                                                                              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                         $    38,771           $    41,374
         Interest-bearing deposits                                                234,101               235,121
                                                                              -----------           -----------
              Total deposits                                                      272,872               276,495
         Securities sold under repurchase agreements                               23,293                24,694
         Short-term borrowings                                                      7,677                   302
         Accrued interest payable and other liabilities                             3,534                 3,945
         Long-term borrowings                                                      28,500                28,500
                                                                              -----------           -----------
              Total liabilities                                                   335,876               333,936

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                2,500,000 shares; issued 1,895,907 shares in 1999 and 1998          1,896                 1,896
              Additional paid-in capital                                              652                   652
              Retained earnings                                                    34,289                30,869
              Accumulated other comprehensive (loss) income                        (1,336)                1,175
         Treasury stock at cost--161,590 shares in 1999 and 1998                     (700)                 (700)
                                                                              -----------           -----------
              Total stockholders' equity                                           34,801                33,892
                                                                              -----------           -----------
              Total liabilities and stockholders' equity                      $   370,677           $   367,828
                                                                              ===========           ===========

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 1999           1998            1999          1998
                                                                 ----           ----            ----          ----
                                                                       (In Thousands, Except Share Data)
INTEREST INCOME
     Loans                                                    $ 5,301        $ 5,377         $ 15,434       $15,922
     Federal funds sold and repurchase agreements                  41            135              248           369
     Securities:
       Taxable                                                    736            680            2,146         2,135
       Tax exempt                                                 669            618            2,005         1,704
                                                              -------        -------         --------       -------
       Total interest income                                    6,747          6,810           19,833        20,130

INTEREST EXPENSE
     Deposits                                                   2,603          2,873            7,854         8,553
     Short-term borrowings                                        303            294              902           878
     Long-term borrowings                                         397            397            1,180         1,207
                                                              -------        -------         --------       -------
       Total interest expense                                   3,303          3,564            9,936        10,638
                                                              -------        -------         --------       -------

NET INTEREST INCOME                                             3,444          3,246            9,897         9,492
     Provision for loan losses                                    150            200              450           420
                                                              -------        -------         --------       -------
        Net interest income after provision for loan losses     3,294          3,046            9,447         9,072

OTHER OPERATING INCOME
     Loan fees                                                     14             44               40           137
     Trust service fees                                           126            125              379           385
     Service charges on deposit accounts                          229            162              685           457
     Loan servicing income                                         70             76              251           176
     Gain on sales of mortgage loans held for sale                 23             34              120           128
     Other                                                         92             84              249           259
                                                              -------        -------         --------       -------
       Total other operating income                               554            525            1,724         1,542

OTHER OPERATING EXPENSE
     Salaries and employee benefits                             1,031            945            3,212         2,963
     Occupancy                                                    338            316              856           864
     Data processing                                              181            150              511           471
     Postage, stationery and supplies                              86             86              284           267
     Other                                                        429            369            1,265         1,112
                                                              -------        -------         --------       -------
       Total other operating expense                            2,065          1,866            6,128         5,677
                                                              -------        -------         --------       -------

Income before income tax expense                                1,783          1,705            5,043         4,937
Income tax expense                                                365            397              992         1,186
                                                              -------        -------         --------       -------

NET INCOME                                                    $ 1,418        $ 1,308         $  4,051       $ 3,751
                                                              =======        =======         ========       =======

Earnings per share:  basic and diluted                        $  0.82        $  0.75         $   2.34       $  2.16

(See accompanying notes to Consolidated Financial Statements.)

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                      Nine Months Ended September 30, 1998

                                                                                                          Accumulated
                                                      Additional                                                Other
                                         Common          Paid-in          Retained         Treasury     Comprehensive
                                          Stock          Capital          Earnings            Stock            Income          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         $1,895,907         $652,208       $27,059,290       ($700,139)       $  633,901    $29,541,167
Net income                                    0                0         3,750,808               0                 0      3,750,808
Other comprehensive income:
     Unrealized holding gain rising
     during period                            0                0                 0               0           982,729        982,729
     Income tax effect                        0                0                 0               0          (327,763)      (327,763)
                                                                                                                        -----------
Comprehensive income                                                                                                    $ 4,405,774

Cash dividends ($ .30 per share)              0                0          (541,165)              0                 0       (541,165)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998        $1,895,907         $652,208       $30,268,933       ($700,139)       $1,288,867    $33,405,776



                      Nine Months Ended September 30, 1999

                                                                                                          Accumulated
                                                      Additional                                                Other
                                         Common          Paid-in          Retained         Treasury     Comprehensive
                                          Stock          Capital          Earnings            Stock     (Loss) Income          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $1,895,907         $652,208       $30,869,428       ($700,139)       $1,174,443    $33,891,847

Cash paid for fractional shares               0                0            (6,527)              0                 0         (6,527)
Net income                                    0                0         4,050,597               0                 0      4,050,597
Other comprehensive (loss) income:
     Unrealized holding loss rising
     during period                            0                0                 0               0        (3,835,925)    (3,835,925)
     Income tax effect                        0                0                 0               0         1,325,250      1,325,250
                                                                                                                         -----------
Comprehensive income                                                                                                    $ 1,539,922

Cash dividends ($ .36 per share)              0                0          (624,377)              0                 0       (624,377)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999        $1,895,907         $652,208       $34,289,121       ($700,139)      ($1,336,232)   $34,800,865

ITEM 1.   FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                            1999             1998
                                                                                            ----             ----
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $ 4,051           $ 3,751
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            450               420
         Depreciation, amortization, and accretion, net                                       400               451
         Proceeds from sale of mortgage loans held for sale                                21,159            22,934
         Originations of mortgage loans held for sale                                     (21,039)          (21,325)
         Undistributed income of joint venture                                                (93)              (27)
         Increase in accrued interest receivable and other assets                          (2,443)           (2,658)
         Increase in accrued interest payable and other liabilities                           434               569
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   2,919             4,115
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             36,072            24,879
     Purchases of securities available for sale                                           (42,936)          (28,240)
     Net increase in loans                                                                (17,098)           (7,575)
     Purchases of premises and equipment                                                   (1,908)             (564)
     Sales of premises and equipment                                                          146               168
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (25,724)          (11,332)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                   (3,622)            5,061
     Net decrease in securities sold under repurchase agreements                           (1,401)             (967)
     Proceeds from advances on borrowed funds                                               7,375                 0
     Repayments on advances from borrowed funds                                                 0            (2,180)
     Dividends paid                                                                          (631)             (541)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   1,721             1,373
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (21,084)           (5,844)
Cash and cash equivalents at beginning of period                                           30,838            27,533
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 9,754           $21,689
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest                                                                         $10,053           $10,638
         Income taxes                                                                       1,233             1,206
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:
     Loans receivable satisfied through foreclosure or
     acquisition of deeds in lieu of foreclosure                                          $   169           $     0
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


NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 1999 presentation.


NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated were as follows:


                              Investment Securities

                                                                                     September 30, 1999
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                         $   8,274,663                    $ 8,184,289
Obligations of states and political subdivisions                          55,399,603                     54,236,059
Mortgage-backed securities                                                35,033,416                     34,237,352
Other securities                                                           2,555,112                      2,550,970
                                                                       -------------                    -----------
Total                                                                  $ 101,262,794                    $99,208,670
                                                                       =============                    ===========

                                                                                      December 31, 1998
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                         $   5,791,262                    $ 5,823,657
Obligations of states and political subdivisions                          53,258,501                     54,862,422
Mortgage-backed securities                                                27,473,104                     27,622,978
Commercial paper                                                           7,200,000                      7,200,000
Other securities                                                           1,693,876                      1,688,438
                                                                       -------------                    -----------
Total                                                                  $  95,416,743                    $97,197,495
                                                                       =============                    ===========

NOTE 4:  Loan Portfolio

The following table presents the composition of the Bank's loan portfolio by significant concentration.

                                                   Summary of Loan Portfolio
                                                         (In Thousands)

                                                      September 30, 1999               December 31, 1998
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
                                                    ------      -----------         ------       -----------
Commercial and Agricultural                       $ 84,542           34.43%       $ 91,122            39.81%
Commercial Real Estate                              57,660           23.48%         38,018            16.61%
Residential Real Estate                             88,167           35.91%         85,115            37.18%
Consumer                                            14,264            5.81%         13,783             6.02%
Other                                                  920             .37%            879              .38%
                                                  --------       ---------        --------        ---------
Total                                             $245,553          100.00%       $228,917           100.00%
                                                  ========       =========        ========        =========

The increase in commercial real estate loans of $19.7 million from $38.0 million at December 31, 1998 to $57.7 million at September 30, 1999 is a result of a strong customer demand for commercial real estate loans.


NOTE 5:  Allowance for Loan Losses

A summary of the changes in the allowance for loan losses for the periods indicated is as follows:

                                           For the Nine      For the Nine
                                           Months Ended      Months Ended
                                          September 30,     September 30,
                                                   1999              1998
                                                   ----              ----
Balance at beginning of period               $3,124,109        $2,608,277
Provision charged to expense                    450,000           420,000
Charge-offs                                    (402,963)         (261,008)
Recoveries                                       23,262            29,408
                                             ----------        ----------
Balance at end of period                     $3,194,408        $2,796,677
                                             ==========        ==========


NOTE 6:  Business Segments

On January 1, 1998, the Corporation adopted SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 defines a operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available.



SFAS No. 131 replaces the industry concept of SFAS No. 14 with a management approach concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision maker uses to make decisions about the enterprise's operating matters.

The Corporation through the branch network of its subsidiaries provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; and trust services. While the Corporation's chief decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.



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

EARNINGS
                                   Net Income
                        (In Thousands, Except Share Data)

----------------------------------------------------------------------------------------------------------
                                         Three Months      Three Months      Nine Months       Nine Months
                                                Ended             Ended            Ended             Ended
                                        September 30,     September 30,    September 30,     September 30,
                                                 1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------
Net Income                                     $1,418            $1,308           $4,051            $3,751

EPS-Basic & Diluted                            $  .82            $  .75           $ 2.34            $ 2.16

Return on Average Assets                         1.53%             1.49%            1.46%             1.42%

Return on Average Equity                        16.42%            16.09%           15.73%            15.89%
----------------------------------------------------------------------------------------------------------

All per share financial information has been adjusted to reflect the five for four stock dividend declared on April 16, 1999. Weighted average shares outstanding were 1,734,317 for the nine months ended September 30, 1999 and 1998.

Net income for the three months ended September 30, 1999 was $1,418,000 compared to $1,308,000 for the three months ended September 30, 1998, an increase of $110,000, or 8.4%. Interest income decreased $63,000 as a result of decreased interest rates on loans while interest expense on deposits decreased $261,000 as a result of decreased interest paid on deposits. Other operating income increased $29,000 primarily as a result of increased service charges on deposit accounts due to the assessment of service charges on negative collected balances and collection of automated teller machine fees. Other operating expense increased $199,000 as a result of increased salaries and employee benefits expense due to annual merit increases in wages for employees in addition to the salaries related to the new staff at the brand new office in New Holstein, Wisconsin. Other operating expenses also increased due to increased regulatory fees, increased insurance expense, and increased marketing expense related to the new offices in Kiel and New Holstein, Wisconsin, which opened in July, 1999. Earnings per share for the three months ended September 30, 1999 was $0.82 compared to $0.75 for the three months ended September 30, 1998.

Net income for the nine months ended September 30, 1999 was $4,051,000 compared to $3,751,000 for the nine months ended September 30, 1998, an increase of $300,000, or 8.0%. Interest income decreased $297,000 as a result of decreased interest rates on loans while interest expense on deposits decreased $702,000 as a result of decreased interest rates paid on deposits. Other operating income increased $182,000 primarily from increases in mortgage loan servicing income and service charges on deposits. Mortgage loans serviced for others increased $21,100,000 from September 30, 1998 to September 30, 1999. Service charges increased due to assessment of service charges on negative collected balances and collection of automated teller machine fees which began late in the first quarter of 1998. Other operating expense increased $451,000 as a result of increased salaries and employee benefits due to annual merit increases in wages for employees in addition to the salaries related to the new staff at the brand new office in New Holstein, Wisconsin. Other operating expense also increased due to increased regulatory fees, increased supplies expense, increased insurance expense, premiums on new directors' life insurance policies, increased software expense, and increased marketing expense related to the new offices in Kiel and New Holstein, Wisconsin, which opened in July, 1999. Earnings per share for the nine months ended September 30, 1999 was $2.34 compared to $2.16 for the nine months ended September 30, 1998.

Return on average assets (ROA) on an annualized basis for the third quarter of 1999 was 1.53% compared to 1.49% for the third quarter in 1998. Return on average equity (ROE) on an annualized basis for the third quarter of 1999 was 16.42% compared to 16.09% for the third quarter of 1998.

Return on average assets (ROA) on an annualized basis for the first nine months of 1999 was 1.46% compared to 1.42% for the first nine months of 1998. Return on average equity (ROE) on an annualized basis for the first nine months of 1999 was 15.73% compared to 15.89% for the first nine months of 1998.

The following Tables 1 and 2 include Bank only financial information.

Table 1
                        Average Balances, Yield and Rates

                                                  For the nine months                                   For the nine months
                                                ended September 30, 1999                              ended September 30, 1998
                                            Average         Income/      Yield/                  Average        Income/      Yield/
                                            Balance         Expense       Rate                   Balance        Expense       Rate
                                            -------         -------       ----                   -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                       $  5,290,000     $   247,642      6.26%              $  7,417,000    $   368,968      6.65%
Investment securities                     101,273,000       5,193,222      6.86%                89,863,000      4,725,181      7.03%
Loans                                     234,814,000      15,669,838      8.92%               230,143,000     16,189,825      9.41%
                                         ------------     -----------                         ------------    -----------
Total interest earning assets            $341,377,000     $21,110,702      8.27%              $327,423,000    $21,283,974      8.69%

Other assets                               19,712,000                                           17,073,000
                                         ------------                                         ------------
TOTAL ASSETS                             $361,089,000                                         $344,496,000
                                         ============                                         ============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                $233,221,000     $ 7,869,379      4.51%              $227,064,000    $ 8,567,557      5.04%
Repurchase agreements                      23,365,000         832,493      4.76%                21,197,000        833,300      5.26%
Federal funds purchased                     1,086,000          33,890      4.17%                    71,000          3,087      5.81%
Borrowings                                 29,530,000       1,214,906      5.50%                30,128,000      1,249,771      5.55%
                                         ------------     -----------                         ------------    -----------
Total interest-bearing liabilities       $287,202,000     $ 9,950,668      4.63%              $278,460,000    $10,653,715      5.12%

Demand deposits                            37,434,000                                           32,932,000
Other liabilities                           3,502,000                                            3,685,000
                                         ------------                                         ------------
Total liabilities                        $328,138,000                                         $315,077,000

Stockholders' equity                       32,951,000                                           29,419,000
                                         ------------                                         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $361,089,000                                         $344,496,000
                                         ============                                         ============

Net interest income and
interest rate spread                                      $11,160,034      3.64%                              $10,630,259      3.57%

Net interest income as
a percent of earning assets                                                4.37%                                               4.34%

Table 2

                        Average Balances, Yield and Rates

                                                  For the nine months                                   For the nine months
                                                ended September 30, 1999                              ended September 30, 1998
                                            Average         Income/      Yield/                  Average        Income/      Yield/
                                            Balance         Expense       Rate                   Balance        Expense       Rate
                                            -------         -------       ----                   -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                       $  2,003,000      $   40,998      8.12%              $  7,898,000     $  135,074      6.79%
Investment securities                     100,034,000       1,752,133      6.95%                90,402,000      1,619,603      7.11%
Loans                                     240,480,000       5,390,475      8.89%               231,551,000      5,472,401      9.38%
                                         ------------      ----------                         ------------     ----------
Total interest earning assets            $342,517,000      $7,183,606      8.32%              $329,851,000     $7,227,078      8.69%

Other assets                               21,386,000                                           17,506,000
                                         ------------                                         ------------
TOTAL ASSETS                             $363,903,000                                         $347,357,000
                                         ============                                         ============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                $233,927,000      $2,607,295      4.42%              $227,857,000     $2,878,616      5.01%
Repurchase agreements                      23,607,000         279,745      4.70%                20,836,000        276,368      5.26%
Federal funds purchased                       894,000           9,107      4.04%                   202,000          3,072      6.03%
Borrowings                                 29,613,000         411,398      5.51%                29,591,000        412,673      5.53%
                                         ------------      ----------                         ------------     ----------
Total interest-bearing liabilities       $288,041,000      $3,307,545      4.56%              $278,486,000     $3,570,729      5.09%

Demand deposits                          $ 39,300,000                                         $ 34,598,000
Other liabilities                           3,591,000                                            3,839,000
                                         ------------                                         ------------
Total liabilities                        $330,932,000                                         $316,923,000

Stockholders' equity                       32,971,000                                           30,434,000
                                         ------------                                         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $363,903,000                                         $347,357,000
                                         ============                                         ============

Net interest income and
interest rate spread                                       $3,876,061      3.77%                               $3,656,349      3.61%

Net interest income as
a percent of earning assets                                                4.49%                                               4.40%


NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 1999 and 1998 have been characterized by generally declining interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 1999 and 1998.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 1999 increased by $219,712 or 6.0% compared to the three months ended September 30, 1998. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.77% for the three months ended September 30, 1999, an increase of 16 basis points over the interest rate spread of 3.61% for the three months ended September 30, 1998.

Net interest margin for the three months ended September 30, 1999 was 4.49% compared with 4.40% for the three months ended September 30, 1998.

YTD THIRD QUARTER 1999 COMPARED TO YTD THIRD QUARTER 1998:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 1999 increased by $529,775 or 5.0% compared to the nine months ended September 30, 1998. The interest rate spread was 3.64% for the nine months ended September 30, 1998, an increase of 7 basis points over the interest rate spread of 3.57% for the nine months ended September 30, 1998.

Net interest margin for the nine months ended September 30, 1999 was 4.37% compared with 4.34% for the nine months ended September 30, 1998.

The following table represents consolidated financial information.

NET INTEREST INCOME

                               Net Interest Income
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Interest Income                                         $6,747            $6,810          $19,833           $20,130
Interest Expense                                         3,303             3,564            9,936            10,638
                                                        ------            ------          -------           -------
Net Interest Income                                     $3,444            $3,246          $ 9,897           $ 9,492
-------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998:

Net interest income for the Corporation for the third quarter of 1999 was $3,444,000 compared to $3,246,000 for the third quarter of 1998, an increase of $198,000, or 6.1%. Total interest income decreased $63,000 while total interest expense on deposits decreased $261,000, causing net interest income to increase. Total interest income decreased as a result of decreased interest rates on loans which decreased from 9.38% to 8.39% for the third quarter of 1998 compared to the third quarter of 1999, respectively, despite an increase in the average loan balance which increased from $231,551,000 to $240,480,000 for the same period. Total interest expense on rates paid on interest bearing deposits decreased from 5.01% to 4.42% for the third quarter of 1998 compared to the third quarter of 1999, respectively, due to decreased interest paid on a larger volume of interest bearing deposits.

YTD THIRD QUARTER 1999 COMPARED TO YTD THIRD QUARTER 1998:

Net interest income for the Corporation for the first nine months of 1999 was $9,897,000 compared to $9,492,000 for the first nine months of 1998, an increase of $405,000, or 4.3%. Total interest income decreased $297,000 while total interest expense on deposits decreased $702,000, causing net interest income to increase. Total interest income decreased as a result of decreased interest rates on loans which decreased from 9.41% to 8.92% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999, respectively, despite an increase in the average loan balance which increased from $230,143,000 to $234,814,000 for the same period. Total interest expense on rates paid on interest bearing deposits decreased from 5.04% to 4.51% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999, respectively, due to decreased interest paid on a larger volume of interest bearing deposits.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended September 30, 1999, the Bank charged $150,000 to expense for the provision for loan loss compared to $200,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Bank charged $450,000 to expense for the provision for loan loss compared to $420,000 for the nine months ended September 30, 1998. The increase in the provision for loan loss for the nine months ended September 30, 1999 is the result of the identification of a specific commercial loan totaling $474,000 that was placed on non-accrual in the first quarter of 1999. A portion of this loan was subsequently charged-off in the third quarter of 1999 in the amount of $300,000. This is an isolated occurrence and there are no trends in economic, industrial, geographical or other factors responsible for the increase in the provision for loan loss.

                            Allowance for Loan Losses
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $3,373            $2,712           $3,124            $2,608
     Charge-offs                                           334                 6              403                 8
     Recoveries                                              5                 8               23                24
Net charge-offs (recoveries)                               329                (2)             380               (16)
Provision for loan losses                                  150               130              450               220
                                                        ------            ------           ------            ------
Balance at end of period                                $3,194            $2,844           $3,194            $2,844

Ratio of net charge-offs during period to
average loans outstanding during period                    .14%             ----              .16%             ----

Ratio of allowance for loan losses
to total loans                                            1.28%             1.22%            1.28%             1.22%
-------------------------------------------------------------------------------------------------------------------

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb estimated credit losses in its loan portfolio as of September 30, 1999 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                           September 30,                December 31,
                                                                                    1999                       1998
--------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                            $  570                     $  516

Loan Type Allocation:
Commercial & Agricultural                                                          2,090                      2,087
Commercial Real Estate                                                               150                        127
Residential Real Estate                                                               74                         76
Consumer                                                                              53                         16
                                                                                  ------                     ------
                                                                                   2,367                      2,306

Unallocated                                                                          257                        302
                                                                                  ------                     ------
Total Reserve                                                                     $3,194                     $3,124
--------------------------------------------------------------------------------------------------------------------

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


NONPERFORMING LOANS

It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt.

Total nonperforming loans at September 30, 1999 were $1,602,000, an increase of $516,000 from December 31, 1998. The increase occurred primarily due to two commercial loans and one residential real estate loan. These are isolated accounts and no trends in economic, industrial, geographical or other factors are evident. The following table presents nonperforming and nonaccrual loan information.
                               Nonperforming Loans
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                           September 30,                December 31,
                                                                                    1999                       1998
--------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                                  $1,515                     $  927
Accruing Loans Past Due 90 days or More                                               87                        159
                                                                                  ------                     ------
Total Nonperforming Loans                                                         $1,602                     $1,086
Nonperforming Loans as a Percent of Loans                                            .65%                       .47%
--------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME

                             Other Operating Income
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Loan Fees                                                $  14             $  44          $    40            $  137
Trust Service Fees                                         126               125              379               385
Service Charges on Deposit Accounts                        229               162              685               457
Loan Servicing Income                                       70                76              251               176
Gain on Sales of  Mortgage Loans Held for Sale              23                34              120               128
Other                                                       92                84              249               259
                                                          ---------------------------------------------------------
Total Other Operating Income                             $ 554             $ 525          $ 1,724            $1,542
-------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998:

Other operating income for the third quarter of 1999 was $554,000 compared to $525,000 for the third quarter of 1998, an increase of $29,000 or 5.5%. The increase resulted primarily from increased service charges on deposit accounts due to the assessment of service charges on negative collected balances and collection of automated teller machine fees. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold to the FNMA secondary market during the third quarter of 1999. The decrease in loan fees is a result of the strong competition for loans which has reduced loan origination fees charged to customers.

YTD THIRD QUARTER 1999 COMPARED TO YTD THIRD QUARTER 1998:

Other operating income for the nine months ended September 30, 1999 was $1,724,000 compared to $1,542,000 for the nine months ended September 30, 1998, an increase of $182,000, or 11.8%. The increase resulted primarily from increases in mortgage loan servicing income and service charges on deposits. Mortgage loans serviced for others increased $21,100,000 from September 30, 1998 to September 30, 1999. The related mortgage servicing rights asset increased from $316,372 at September 30, 1998 to $477,127 at September 30, 1999. Service charges increased due to assessment of service charges on negative collected balances and collection of automated teller machine fees which began late in the first quarter of 1998. The decrease in loan fees is a result of the strong competition for loans which has reduced loan origination fees charged to customers.


OTHER OPERATING EXPENSE

                             Other Operating Expense
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                          $1,031            $  945           $3,212            $2,963
Occupancy                                                  338               316              856               864
Data Processing                                            181               150              511               471
Postage, Stationery and Supplies                            86                86              284               267
Other                                                      429               369            1,265             1,112
                                                        ------            ------           ------            ------
Total Other Operating Expense                           $2,065            $1,866           $6,128            $5,677
-------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998:

Other operating expense for the third quarter of 1999 was $2,065,000 compared to $1,866,000 for the third quarter of 1998, an increase of $199,000, or 10.7%. Salaries and employee benefits expense increased due to annual merit increases in wages for employees in addition to the salaries related to the new staff at the brand new office in New Holstein, Wisconsin. Other expense increased due to increased regulatory fees, increased insurance expense, and increased marketing expense related to the new offices in Kiel and New Holstein, Wisconsin, which opened in July, 1999.

YTD THIRD QUARTER 1999 COMPARED TO YTD THIRD QUARTER 1998:

Other operating expense for the first nine months of 1999 was $6,128,000 compared to $5,677,000 for the first nine months of 1998, an increase of $451,000, or 7.9%. Salaries and employee benefits expense increased due to annual merit increases in wages for employees in addition to the impact of an increase that hourly employees received in their wages in July 1998. This also reflects the salaries of the new staff at the brand new office in New Holstein, Wisconsin. Other expense increased due to increased regulatory fees, increased supplies expense, increased insurance expense, premiums on new directors' life insurance policies, increased software expense, and increased marketing expense related to the new offices in Kiel and New Holstein, Wisconsin, which opened in July, 1999.


INCOME TAXES

The effective tax rate for the three months ended September 30, 1999 was 20.47% compared to 23.28% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the effective tax rate was 19.67% compared to 24.02% for the nine months ended September 30, 1998. The decrease in effective tax rates in both periods is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.


BALANCE SHEET

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

The Corporation's total assets increased from $367.8 million at December 31, 1998 to $370.7 million at September 30, 1999. This increase occurred primarily due to a $19.4 million increase in the loan portfolio primarily funded by a $15.5 million decrease in federal funds sold and repurchase agreements in addition to an increase of federal funds purchased of $7.4 million. The increase in loans is a result of a strong customer demand for commercial real estate loans.

Deposits decreased $3.6 million to $272.9 million at September 30, 1999 from $276.5 million at December 31, 1998. Short-term borrowings increased $7.4 million from $.3 million at December 31, 1998 to $7.7 million at September 30, 1999. The decrease in deposits was a result of strong competition for interest bearing certificates of deposit. The increase in short-term borrowings was a result of the borrowing of federal funds purchased in order to fund the increase in loans, as noted above.


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

CAPITAL RESOURCES AND ADEQUACY
                                     Capital
                        (In Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                                           September 30,               December 31,
                                                                                    1999                       1998
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                            $34,801                    $33,892
Tier 1 Capital to Risk Weighted Assets-Period End                                  13.1%                      12.4%
Total Capital to Risk Weighted Assets-Period End                                   14.4%                      13.6%
Tier 1 Leverage Ratio-Period End                                                    9.3%                       8.5%

Dividends Per Share-This Quarter                                                $   .12                    $   .16
Dividends Per Share-Year to Date                                                    .36                        .46

Earnings Per Share-This Quarter                                                 $   .82                    $   .50
Earnings Per Share-Year to Date                                                    2.34                       2.66

Dividend Payout Ratio-This Quarter                                                 14.6%                      32.0%
Dividend Payout Ratio-Year to Date                                                 15.4%                      17.3%
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $909,000 from $33.9 million at December 31, 1998 to $34.8 million at September 30, 1999. Net income for the nine month period ending September 30, 1999 of $4.1 million was offset by a net unrealized holding loss arising during the period of $2.5 million related to the investment securities available for sale.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 1999 and December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1999 and December 31, 1998, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.


YEAR 2000

The Bank has followed the five phases recommended by the Federal Financial Institutions Examination Council (FFIEC) to manage its Year 2000 project. The phases are awareness, assessment, renovation, validation and implementation. The Bank has fully completed all five phases.

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

The Bank does not expect its Year 2000 compliance costs to be significant. Equipment upgrades were made to take advantage of current technology in the ordinary course of business and not solely as a result of the Year 2000 issue. Costs related solely to Year 2000 compliance are estimated at $120,000. Year 2000 compliance costs incurred through September 30, 1999 were $103,000.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities (SFAS 133). SFAS 133 established accounting and reporting standards requiring that all derivative financial instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement further requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that the Corporation formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

In June 1999, the FASB issued SFAS No. 137 which extended the effective date of SFAS 133 by one year to apply to fiscal years beginning after September 15, 2000. The Corporation may implement the statement as of the beginning of any quarter after issuance, however it cannot be applied retroactively. SFAS 133 must be applied to derivative financial instruments that were issued, acquired or substantially modified after December 31, 1997.

In the opinion of management, the Corporation currently has no derivative financial instruments. The adoption of SFAS Nos. 133 and 137 is not expected to have a material effect on the Corporation's financial position, results of operations or liquidity.


RECENT DEVELOPMENTS

On August 19, 1999, the Corporation entered into an agreement and plan of merger with Dairy State Financial Services, Inc. ("Dairy State"), providing for the merger of Dairy State with a wholly owned subsidiary of the Corporation. Following the merger, Dairy State will be liquidated and Dairy State Bank, Plymouth, Wisconsin, Dairy State's Wisconsin chartered bank subsidiary will merge with and into First National Bank in Manitowoc, the Corporation's national bank subsidiary. The Corporation anticipates the merger will be consummated during the fourth quarter of 1999. Consummation of the merger is subject to certain conditions, including, but not limited to, approval of the agreement by Dairy State's shareholders and the receipt of all required regulatory approvals.

According to the terms of the merger agreement, as a result of the merger, Dairy State shareholders will receive cash in the amount of $4,662.33 for each of the 2,900 shares of outstanding common stock of Dairy State or an aggregate of $13,520,757.00. The Corporation has also entered into a voting agreement with the holders of a majority of the outstanding shares of common stock of Dairy State in which such shareholders agree to vote their shares in favor of the transaction. The Corporation will account for the merger using the purchase method of accounting.

Based on the asset size of Dairy State, the Corporation was not required to disclose pro forma financial statements. The Corporation filed Form 8-K on September 7, 1999 disclosing the acquisition. As of September 30, 1999, total assets of Dairy State Bank were $66,287,000.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position at September 30, 1999 from that disclosed as of December 31, 1998 in the Corporation's Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 5, 1999.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits:
          27.1     Financial Data Schedule

b)        Reports on Form 8-K:

          On September 7, 1999, the Corporation filed Form 8-K regarding a prospective acquisition. The Corporation has entered into an agreement and plan of merger with Dairy State Financial Services, Inc. ("Dairy State"), providing for the merger of Dairy State with a wholly owned subsidiary of the Corporation. Following the merger, Dairy State will be liquidated and Dairy State Bank, Plymouth, Wisconsin, Dairy State's Wisconsin chartered bank subsidiary, will merge with and into First National Bank in Manitowoc, the Corporation's national bank subsidiary.

          There were no other reports on Form 8-K filed for the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   FIRST MANITOWOC BANCORP, INC.
                                   (Registrant)



Date:  November 10, 1999           --------------------------------------------
                                   Thomas J. Bare
                                   President


Date:  November 10, 1999           --------------------------------------------
                                   Paul H. Wojta
                                   Vice President and Cashier