Form 10-K
period 1999-12-31
FIRST MANITOWOC BANCORP INC
filed 2000-03-22
CIK 719495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                                  PURSUANT TO
                              SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                               FISCAL YEAR ENDED
                               DECEMBER 31, 1999

                         FIRST MANITOWOC BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WISCONSIN                                       39-1435359
       (State or other jurisdiction of                 (IRS Employer Identification No.)
       incorporation or organization)

                            402 NORTH EIGHTH STREET
                        MANITOWOC, WISCONSIN 54221-0010
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (920) 684-6611

          Securities to be registered under Section 12(b) of the Act:
                                      None

  Title of each class to                        Name of each exchange on which
    be so registered.                           each class is to be registered.
           None                                              None

          Securities to be registered under Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $1.00
                                (Title of Class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 1999 FORM 10-K
                               TABLE OF CONTENTS

                                            DESCRIPTION                             PAGE NO.
                                            -----------                             --------
PART I
     ITEM 1.        Business....................................................        2
     ITEM 2.        Properties..................................................        7
     ITEM 3.        Legal Proceedings...........................................        8
     ITEM 4.        Submission of Matters to a Vote of Security Holders.........        8
PART II
     ITEM 5         Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................        8
     ITEM 6.        Selected Financial Data.....................................       10
     ITEM 7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................       11
     ITEM 7A.       Quantitative and Qualitative Disclosures about Market
                    Risk........................................................       24
     ITEM 8.        Financial Statements and Supplementary Data.................       26
     ITEM 9.        Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................       45
PART III
     ITEM 10.       Directors and Executive Officers of the Registrant..........       45
     ITEM 11.       Executive Compensation......................................       47
     ITEM 12.       Security Ownership of Certain Beneficial Owners and
                    Management..................................................       50
     ITEM 13.       Certain Relationships and Related Transactions..............       51
PART IV
     ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................       52
     Signatures.................................................................       53

                                     PART I

                                     ITEM 1
                                    BUSINESS

GENERAL

     First Manitowoc Bancorp, Inc. (the "Company"), a Wisconsin corporation incorporated on April 9, 1982, became a registered bank holding company on November 16, 1982 under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. (FNBM Investment Corp.). The Company acquired the Bank through the merger of the Bank into an interim national banking association formed as a Company subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders on June 12, 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Company's common stock. The Bank's charter was not affected by the merger. Currently, the Company has outstanding 1,734,317 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 570 holders of record on December 31, 1999.

     On August 19, 1999, First Manitowoc Bancorp, Inc. (the "Registrant") entered into an Agreement and Plan of Merger (the "Agreement") with Dairy State Financial Services, Inc. ("Dairy State"), providing for the merger (the "Merger") of Dairy State with a wholly owned subsidiary of Registrant. Following the Merger, Dairy State was liquidated and Dairy State Bank, located in Plymouth, Wisconsin, Dairy State's Wisconsin chartered bank subsidiary, effective December 1, 1999 merged (the "Bank Merger") with and into First National Bank in Manitowoc, Registrant's national bank subsidiary.

     According to the terms of the Agreement, as a result of the Merger, Dairy State Shareholders received cash in the amount of $4,662.33 for each of the 2,900 shares of outstanding common stock of Dairy State or an aggregate of $13,520,757.00. Registrant provided the consideration from internal funds and no borrowings by Registrant from any source were involved.

     The Merger and the Bank Merger involved the acquisition by Registrant and First National Bank in Manitowoc, its wholly-owned subsidiary, of all of the assets of Dairy State and Dairy State Bank consisting of premises and equipment, cash, Federal funds sold, securities and loans totaling approximately $66.6 million subject to the liabilities of Dairy State and Dairy State Bank, consisting primarily of deposits, totaling approximately $60 million. Registrant intends to continue the business of banking at the locations of Dairy State Bank as branches of First National Bank in Manitowoc.

     The Company's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has eleven full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth and Bellevue, Wisconsin.

     As of December 31, 1999, the Bank had assets of approximately $462.5 million, net loans of approximately $294.9 million, and deposits of $363.3 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

BANKING PRODUCTS AND SERVICES

     The Bank has been doing business in Wisconsin since 1894 and is engaged in both the commercial and consumer banking business. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, and installment and other personal loans, especially residential mortgages, as well as home equity loans, automobile and other consumer financing. As a convenience to its customers, the Bank offers Saturday banking hours; drive-thru teller windows; "Telebanc," a telephone banking service; and 24-hour automated teller machines. Additionally, the Bank offers an Internet web site.

     The Bank is also engaged in the financing of commerce and industry by providing credit and deposit services for small to medium sized businesses and for the agricultural community in the Bank's market area. The Bank offers many forms of commercial lending, including lines of credit, revolving credit, term loans, accounts receivable financing, and commercial real estate mortgage lending and other forms of secured financing. A full range of commercial banking services is offered, including the acceptance of checking and savings deposits.

     Additional types of real estate loans, brokerage services, credit cards and related services are also offered through correspondent banks or other third parties.

     The Bank offers a full range of trust services that include trust under agreement, testamentary trust, guardianships and conservatorships, probate estates and estate planning. In addition, the Bank added financial planning to its trust services in 1998.

     To attract new business and retain existing customers, the Bank relies on local promotional activity, personal contact by its officers, staff and directors, referrals by current customers, extended banking hours, and personalized service.

DEPOSIT ACTIVITIES

     The Bank continues to gain market share of deposits in Manitowoc, Sheboygan, Calumet and Brown Counties. From December 31, 1997 to December 31, 1998, total deposits increased by 6.2%. From December 31, 1998 to December 31, 1999, deposits increased $86.8 million or 31.4% to $363.3 million. This increase includes deposits of $60 million from the Dairy State acquisition.

     No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries.

LENDING ACTIVITIES

     The Bank has experienced growth in the number and dollar amount of loans as a result of low interest rates and general marketing efforts. The loan portfolio reflected $2.8 million or 1.2% growth in 1998 and $69.7 million or 30.5% growth in 1999. Loans sold and serviced for others are not included in these growth numbers. In 1999, the Bank increased the amount of loans sold and serviced for others by $16.6 million, an increase of 33.9%. Loan growth in 1999 includes $53.6 million from the Dairy State acquisition.

BANK SERVICE CORPORATIONS

     The Bank owns 49.8% of the outstanding common stock of United Financial Services, Inc. United Financial Services, Inc., located in Grafton, Wisconsin, provides data processing services to owner banks Baylake Bank and First National Bank in Manitowoc and to 54 other banks located in Wisconsin.

     The Bank owns 100% of the outstanding common stock of FNBM Investment Corp. FNBM Investment Corp., located in Las Vegas, Nevada, holds and manages a portion of the bank's investment and loan portfolios.

SEASONALITY

     The management of the Bank does not believe that the deposits or business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

FOREIGN OPERATIONS

     The Bank does not engage in operations in foreign countries.

EMPLOYEES

     As of December 31, 1999, the Bank employed 183 individuals, 69 of whom worked part-time.

COMPETITION

     The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies on goodwill and referrals from satisfied customers as well as traditional media advertising to attract new customers. To enhance a positive image in the community, the Bank supports and participates in many local events, such as the Manitowoc County Fair, Manitowoc County Airport Day, First National Bank Maritime Bay Bike Classic, Two Rivers Ethnic Festival and French Creek Days. Employees, officers, and directors represent the Bank on many boards and local civic and charitable organizations.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition in the Bank's market area may be expected to continue for the foreseeable future.

SUPERVISION AND REGULATION

     General. The Company and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulation. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and the Bank.

     Financial Modernization Act. On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Modernization Act"). The Financial Modernization Act revises the BHCA and repeals the two affiliation provisions of the Glass-Steagall Act of 1933. As a result, a qualifying holding company may become a financial holding company and engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are determined by the Federal Reserve to be "financial in nature or incidental to such financial activity or are complimentary to a financial activity" so long as such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. Activities that are considered to be financial in nature include underwriting and dealing in securities and underwriting and brokering of insurance products.

     Federal Bank Holding Company Regulation and Structure. The Company is a bank holding company within the meaning of the BHCA, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Board ("FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Company and its subsidiaries.

     With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days' written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

     Generally, a banking holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

     Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it.

     Federal Bank Regulation. The Company's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of Currency ("OCC"). The OCC may prohibit the institutions over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

     The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

     Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements and the Bank must obtain OCC approval.

     Deposit Insurance. As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay quarterly deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

     Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes the allowance for loan and lease losses, subject to certain limitations. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 1999, the Bank's ratio of Tier 1 to risk-weighted assets stood at 8.6% and its ratio of total capital to risk-weighted assets stood at 9.8%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 1999, the Bank's leverage capital ratio was 6.9%.

     Federal banking agencies include in their evaluations of a bank's capital adequacy an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR.

     Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

     Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies,
(iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital,
(iv) additional grounds for the appointment of a conservator or receiver, and
(v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provided for increased funding of the FDIC insurance funds and the implementation of risked-based premiums. See "-Deposit Insurance."

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified as "adequately capitalized" at December 31, 1999. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

     FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

     Monetary Policy. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. Because of ongoing change in the national economy and in the money markets, as well as the effect of monetary and fiscal policies of the Federal Reserve System and Federal government, prediction cannot be made as to future changes in interest rates, loan demand, deposit levels or the effect on the earnings of the company.

                                     ITEM 2
                                   PROPERTIES

     The Company owns real property at two branch locations at:

        1509 Washington Street, Two Rivers, Wisconsin 54241 ("Two Rivers Branch Office"); and

        2915 Custer Street, Manitowoc, Wisconsin 54220 ("Custer Street Branch Office").

     The Bank owns real property at the location of its main office at 402 North Eighth Street, Manitowoc, Wisconsin 54220; and at nine of its branch locations at:

        106 South Packer Drive, Francis Creek, Wisconsin 54214 ("Francis Creek Branch Office");

        109 South Fourth Avenue, St. Nazianz, Wisconsin 54232 ("St. Nazianz Branch Office");

        110 Baugniet Street, Mishicot, Wisconsin 54228 ("Mishicot Branch
        Office");

        108 Fremont Street, Kiel, Wisconsin 53042 ("Kiel Branch Office");

        5724 CTH U, Newton, Wisconsin 53063 ("Newton Branch Office");

        2210 Calumet Drive, New Holstein, Wisconsin 53061 ("New Holstein Branch Office");

        2323 Eastern Avenue, Plymouth, Wisconsin 53073 ("Plymouth East Branch Office");

        300 East Mill Street, Plymouth, Wisconsin 53073 ("Plymouth West Branch Office"); and

        2865 South Ridge Road, Green Bay, Wisconsin 54304 ("Ashwaubenon Branch Office" under construction ).

     The Bank leases real property at one branch location at:

        2747 Manitowoc Road, Green Bay, Wisconsin 54311 ("Bellevue Branch Office"). (As of January 2000, the Bank has purchased this location.)

     There are no encumbrances on any of these properties.

                                     ITEM 3
                               LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management and through consultation with legal counsel that the resolution of these legal actions will not have a material effect on the Company's consolidated financial condition or results of operation.

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None

                                    PART II
                                     ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Company's Shares. Accordingly, there is no comprehensive record of trades or the prices of any such trades. The following tables reflect stock prices for Company Shares to the extent such information is made known and available to management of the Company, and the dividends declared with respect thereto during the preceding two years.

                                1999
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$33.60   $33.60   $37.75   $35.00   $38.50   $37.75   $41.00   $38.50

                                1998
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$24.80   $23.60   $31.20   $24.80   $32.80   $31.20   $32.80   $32.80

     All market information shown above has been restated for stock dividends.

CASH DIVIDENDS

                            1999
-------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
   $0.12         $0.12         $0.12         $0.15      $0.51

                            1998
-------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
   $0.10         $0.10         $0.10         $0.16      $0.46

     All cash dividends shown above have been restated for stock dividends.

HOLDERS

     As of December 31, 1999 there were 570 holders of record of the Company's Shares.

DIVIDENDS

     The Company declared and paid a cash dividend per share totaling $0.51 per share or $884,525 during 1999, and $0.46 per share or $790,937 during 1998. The Board of Directors of the Company declared a dividend on February 16, 1999, of $0.12 per share to be paid on March 12, 1999, to stockholders of record March 3, 1999. On May 18, 1999, a dividend of $0.12 per share was approved to be paid on June 11, 1999, to stockholders of record as of June 2, 1999. In the third quarter, a $0.12 dividend was announced on August 24, 1999, to be paid September 17, 1999, to stockholders of record September 8, 1999. The final dividend in 1999 of $0.12 per share, plus an extra cash dividend of $0.03 per share was declared on November 23, 1999, for stockholders of record December 8, 1999, and was paid on December 17, 1999.

     On February 17, 1998, the Board of Directors declared a dividend to be paid March 13, 1998 at the rate of $0.10 per share to stockholders of record as of March 4, 1998. On May 19, 1998, a dividend of $0.10 per share was approved to be paid on June 12, 1998, to stockholders of record as of June 3, 1998. In the third quarter, a $0.10 dividend was announced on August 18, 1998, to be paid September 11, 1998, to stockholders of record September 2, 1998. The final dividend in 1998 of $0.10 per share, plus an extra cash dividend of $0.06 per share was declared on November 17, 1998, for stockholders of record December 2, 1998, and was paid on December 11, 1998.

     The holders of the Company's Shares will be entitled to dividends, when, as, and if declared by the Company's Board of Directors, subject to the restrictions imposed by Wisconsin law. The only statutory limitation applicable to the Company is that dividends may not be paid if the Company is insolvent or if the dividend would cause the Company to become insolvent. Currently, its only source of income is from the dividends paid by the Bank to the Company. Therefore, the dividend restrictions applicable to national banks will impact the Company's ability to pay dividends.

     Under the National Bank Act, dividends may be paid only out of retained earnings as defined in the statute. The approval of the OCC is required if the dividends for any year exceed the net profits, as defined, for that year plus the retained net profits for the preceding two years. In addition, unless a national bank's capital surplus equals or exceeds the stated capital for its common stock, no dividends may be declared unless the bank makes transfers from retained earnings to capital surplus.

     There are no contractual restrictions that currently limit the Company's ability to pay dividends or that the Company reasonably believes are likely to limit materially the future payment of dividends on the Company's Shares.

BUSINESS COMBINATIONS

     On August 19, 1999, First Manitowoc Bancorp, Inc. (the "Registrant") entered into an Agreement and Plan of Merger (the "Agreement") with Dairy State Financial Services, Inc. ("Dairy State"), providing for the merger (the "Merger") of Dairy State with a wholly owned subsidiary of Registrant. Following the Merger, Dairy State was liquidated and Dairy State Bank, located in Plymouth, Wisconsin, Dairy State's Wisconsin chartered bank subsidiary, effective December 1, 1999 merged (the "Bank Merger") with and into First National Bank in Manitowoc, Registrant's national bank subsidiary.

     According to the terms of the Agreement, as a result of the Merger, Dairy State Shareholders received cash in the amount of $4,662.33 for each of the 2,900 shares of outstanding common stock of Dairy State or an aggregate of $13,520,757.00. Registrant provided the consideration from internal funds and no borrowings by Registrant from any source were involved.

     The Merger and the Bank Merger involved the acquisition by Registrant and First National Bank in Manitowoc, its wholly-owned subsidiary, of all of the assets of Dairy State and Dairy State Bank consisting of premises and equipment, cash, Federal funds sold, securities and loans totaling approximately $66.6 million subject to the liabilities of Dairy State and Dairy State Bank, consisting primarily of deposits, totaling approximately $60 million. Registrant intends to continue the business of banking at the locations of Dairy State Bank as branches of First National Bank in Manitowoc.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the related notes and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, provided elsewhere herein.

                                 1999            1998            1997            1996            1995
      FOR THE YEAR               ----            ----            ----            ----            ----
Interest income..........    $ 27,097,768    $ 26,819,194    $ 25,162,021    $ 21,087,774    $ 19,346,287
Interest expense.........      13,602,612    $ 14,152,353    $ 13,135,748    $ 10,604,493    $  9,551,729
Net interest income......      13,495,156    $ 12,666,841    $ 12,026,273    $ 10,483,281    $  9,794,558
Provision for loan
  losses.................         850,836         800,000         600,000         430,000         105,000
Net interest income after
  provision for loan
  losses.................      12,644,320      11,866,841      11,426,273      10,053,281       9,689,558
Other operating income...       2,357,065       2,019,950       1,570,112       1,423,097       1,064,691
Other operating
  expense................       9,077,743       8,052,716       7,403,914       6,552,984       6,612,622
Net income...............       4,927,642       4,601,075       4,164,471       3,605,394       3,113,627
Per Share Data:*
Net income -- basic and
  diluted................           $2.84           $2.65           $2.40           $2.08           $1.80
Cash dividends
  declared...............           $0.51           $0.46           $0.41           $0.36           $0.32
Book value...............          $19.90          $19.54          $17.03          $14.66          $12.98
Weighted average shares
  outstanding............       1,734,317       1,734,317       1,734,317       1,734,317       1,734,317
AT YEAR END
Total assets.............    $462,518,306    $367,828,279    $348,907,496    $300,419,746    $257,697,628
Loans....................     298,639,636     228,916,657     226,067,546     203,537,238     177,015,116
Allowance for loan
  losses.................       3,699,829       3,124,109       2,608,277       2,079,614       1,818,633
Investment securities....      97,594,900      97,197,495      85,577,782      76,402,625      58,282,709
Deposits.................     363,285,912     276,494,614     260,466,017     232,765,720     207,968,667
Borrowed funds...........      38,000,000      28,801,713      31,572,241      18,431,120       6,517,930
Stockholders' equity.....      34,506,447      33,891,847      29,541,167      25,424,699      22,510,622
AVERAGE BALANCES
Assets...................    $390,092,124    $355,018,896    $331,983,654    $278,406,139    $252,158,424
Deposits.................     293,575,265     267,331,741     246,986,724     222,519,686     203,715,822
Stockholders' equity.....      34,571,636      32,373,927      27,894,687      24,173,705      21,527,955
FINANCIAL RATIOS
Return on average
  assets.................           1.26%           1.30%           1.25%           1.30%           1.23%
Return on average
  equity.................          14.25%          14.21%          14.93%          14.91%          14.46%
Average equity to average
  assets.................           8.86%           9.12%           8.40%           8.68%           8.54%
Dividend payout ratio....          17.96%          17.36%          17.08%          17.31%          17.78%

-------------------------
* Per share data for 1995 through 1999 is restated to reflect the 25% stock dividends (five for four share exchanges) paid April 21, 1995; April 11, 1997 and April 16, 1999.

                                     ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Balance Sheet Analysis
December 31, 1999 compared to December 31, 1998

     During the past twelve month period from December 31, 1998 to December 31, 1999, total assets increased $94.7 million or 25.7%. This includes approximately $66.6 million in assets acquired in the Company's acquisition of Dairy State. Loans increased $69.7 million or 30.5% while investment securities increased $397,000, or 0.4%. The increase in loans and securities resulted primarily from the acquisition of Dairy State which added $53.6 million in loans and $700,000 in securities.

Securities

     Total securities available for sale amounted to $97.6 million at December 31, 1999 compared to $97.2 million at December 31, 1998. The following table shows the distribution of the investment portfolio.

                         SECURITIES AVAILABLE FOR SALE

                                                                 DECEMBER 31, 1999
                                                                --------------------
                                                                AMORTIZED     FAIR
                                                                  COST        VALUE
                                                                ---------     -----
                                                                   (IN THOUSANDS)
U.S. Treasury securities and obligations of U.S
  Government corporations and agencies......................    $ 10,290     $ 9,924
Obligations of states and political subdivisions............      54,278      52,400
Mortgage-backed securities..................................      33,459      32,268
Corporate notes.............................................         897         884
Other securities............................................       2,124       2,119
                                                                --------     -------
Total.......................................................    $101,048     $97,595
                                                                ========     =======

Loan Portfolio

     The following table presents the composition of the Bank's loan portfolio by significant concentration.

                           SUMMARY OF LOAN PORTFOLIO

                                                         DECEMBER 31, 1999          DECEMBER 31, 1998
                                                      -----------------------    -----------------------
                                                                  PERCENT OF                 PERCENT OF
                                                       AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                                       ------     -----------     ------     -----------
                                                                        (IN THOUSANDS)
Commercial and Agricultural.......................    $ 93,550       31.33%      $ 91,122       39.81%
Commercial Real Estate............................      69,248       23.19%        38,018       16.61%
Residential Real Estate...........................     114,176       38.23%        85,115       37.18%
Consumer..........................................      20,199        6.76%        13,783        6.02%
Other.............................................       1,467         .49%           879         .38%
                                                      --------      -------      --------      -------
Total.............................................    $298,640      100.00%      $228,917      100.00%
                                                      ========      =======      ========      =======

Liquidity Management

     Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Bank maintains its asset liquidity position internally through short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 2 in the Consolidated Financial Statements for a table showing the maturity distribution of the Bank's securities portfolio and the related estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels. See Note 9 in the Consolidated Financial Statements.

     The following table shows the maturity distribution of the Bank's securities portfolio and the related fair value at December 31, 1999. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

                                                                AMORTIZED     FAIR
                                                                  COST        VALUE
                                                                ---------     -----
Due in one year or less.....................................    $  5,691     $ 5,693
Due after one year through five years.......................      10,165      10,169
Due after five years through ten years......................      17,190      17,023
Due after ten years.........................................      34,543      32,442
                                                                --------     -------
                                                                  67,589      65,326
Mortgage-backed securities..................................      33,459      32,268
                                                                --------     -------
Total.......................................................    $101,048     $97,595
                                                                ========     =======

Capital Resources and Adequacy

     Total stockholders' equity increased $615,000 or 1.8% in 1999 to $34.5 million at the end of the year from $33.9 million at December 31, 1998. Net income of $4.9 million, offset by a decrease of $3.4 million in accumulated other comprehensive income (loss) and $885,000 dividends paid, primarily contributed to this increase. Total stockholders' equity as of December 31, 1998 increased $4.3 million from December 31, 1997.

     One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage ratio for the years ended December 31, 1999, 1998, and 1997 was 6.9%, 8.5%, and 7.7%,
respectively.

     Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Bank's ratio at December 31, 1999, and for each of the two preceding years was 9.8%, 13.6%, and 12.7%, respectively. According to FDIC capital guidelines, the Bank is considered to be "adequately capitalized" as of December 31, 1999.

     Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 16 in the Notes to Consolidated Financial Statements for additional discussion of regulatory matters.

     The following discussion is designed to provide a better understanding of the results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes.

Results of Operations Overview for fiscal years 1999, 1998 and 1997

     The Company reported $4,927,642 in net income for 1999 or $2.84 per share compared to 1998 net income of $4,601,075 or $2.65 per share, and $4,164,471 or $2.40 per share for 1997. Earnings for the year represent a record level of performance for the Company, exceeding the previous record of $4,601,075 achieved in 1998. The improvement was primarily attributed to growth in net interest income and other operating income, the Company's major income components. Return on assets was 1.26%, 1.30% and 1.25% in 1999, 1998 and 1997, respectively. Return on average equity was 14.25% for 1999, 14.21% for 1998, and 14.93% for 1997. The
acquisition of Dairy State did not have a material impact on the results of operations in 1999.

Net Interest Income and Net Interest Margin

     Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. 1998 and the first half of 1999 were characterized by generally declining interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax-equivalent basis, increased in 1999 and 1998.

     Net interest income (on a tax equivalent basis) for 1999 increased by $1,185,995 or 8.4% compared to the year ended December 31, 1998, while 1998 net interest income increased by $895,992 or 6.8% from the previous year ended December 31, 1997. The higher rate of increase for 1999 is largely the result of the effect of increased interest rate spreads and increased volume of earning assets. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the years ended December 31, 1999, 1998 and 1997 was 3.65%, 3.50%, and 3.62%, respectively. See the Table 1 titled "Average Balances, Yields and Rates" for additional information.

     Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. For 1999, the net interest margin increased to 4.38% from 4.27% in 1998. The net interest margin for 1998 decreased to 4.27% from 4.35% the previous year. These changes are the result of repricing as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

     Management and the Board of Directors of the Bank monitor interest rates on a regular basis to assess the Bank's competitive position and to maintain a reasonable and profitable interest rate spread. The Bank also considers the maturity distribution of loans, investments, and deposits and its effect on net interest income as interest rates rise and fall over time.

     The following Tables 1 and 2 do not include financial data for the Company as they include only Bank financial information. In Table 1, nonaccrual loans have been included in the average balances, loan fees are included in interest income and the yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

                       AVERAGE BALANCES, YIELD AND RATES

TABLE 1

                                             FOR THE YEAR ENDED                    FOR THE YEAR ENDED
                                              DECEMBER 31, 1999                     DECEMBER 31, 1998
                                     -----------------------------------   -----------------------------------
                                       AVERAGE        INCOME/     YIELD/     AVERAGE        INCOME/     YIELD/
                                       BALANCE        EXPENSE      RATE      BALANCE        EXPENSE      RATE
                                       -------        -------     ------     -------        -------     ------
ASSETS
Interest earning assets:
Money market investments:
Federal funds sold.................  $  6,486,000   $   369,038    5.69%   $  8,774,000   $   525,545    5.99%
Investment securities:
U.S. Treasury securities and
 obligations of U.S. government
 agencies..........................    39,492,000     2,538,082    6.43%     38,103,000     2,594,115    6.81%
Tax-exempt obligations of States
 and political subdivisions........    55,272,000     4,055,080    7.34%     48,580,000     3,601,635    7.41%
All other investment securities....     6,919,000       392,134    5.67%      3,932,000       196,417    5.00%
                                     ------------   -----------   ------   ------------   -----------   ------
Total investment securities........   101,683,000     6,985,297    6.87%     90,615,000     6,392,167    7.05%
Loans, net of unearned income:
Commercial loans...................    91,372,000     9,471,238   10.22%     88,242,000     9,500,280   10.77%
Mortgage loans.....................   132,000,000    10,142,855    7.68%    127,483,000    10,173,958    7.98%
Installment loans..................    12,323,000     1,269,261   10.30%     10,771,000     1,073,069    9.96%
Other loans........................     4,560,000       655,134   14.37%      4,064,000       599,795   14.76%
                                     ------------   -----------   ------   ------------   -----------   ------
Total loans........................   240,255,000    21,538,488    8.96%    230,560,000    21,347,102    9.26%
                                     ------------   -----------   ------   ------------   -----------   ------
Total Interest Earning Assets......   348,424,000   $28,892,823    8.29%    329,949,000   $28,264,814    8.57%
Cash and due from banks............    10,275,000                             8,702,000
Other assets.......................    13,965,000                            11,299,000
Allowance for loan and lease
 losses............................    (3,240,000)                           (2,775,000)
                                     ------------   -----------   ------   ------------   -----------   ------
Total Assets.......................  $369,424,000                          $347,175,000
                                     ============   ===========   ======   ============   ===========   ======
LIABILITIES
Interest-bearing liabilities:
Savings Deposits...................  $ 27,443,000   $   608,242    2.22%   $ 26,061,000   $   648,703    2.49%
Market Plus accounts...............    58,425,000     2,506,771    4.29%     46,153,000     2,182,856    4.73%
Super NOW accounts.................    13,234,000       278,560    2.10%     11,698,000       281,525    2.41%
Money market deposit accounts......     7,291,000       204,034    2.80%      6,383,000       181,985    2.85%
Certificates of deposit and IRA
 deposits..........................   132,017,000     7,159,735    5.42%    137,887,000     8,103,059    5.88%
Repurchase agreements..............    22,902,000     1,095,459    4.78%     21,355,000     1,111,441    5.20%
Federal funds purchased............       919,000        43,365    4.72%         53,000         3,087    5.82%
Borrowings.........................    31,241,000     1,720,427    5.51%     29,993,000     1,661,923    5.54%
                                     ------------   -----------   ------   ------------   -----------   ------
Total Int-Bearing Liabilities......   293,472,000   $13,616,593    4.64%    279,583,000   $14,174,579    5.07%
Demand deposits....................    39,145,000                            33,856,000
Other liabilities..................     3,570,000                             3,687,000
                                     ------------   -----------   ------   ------------   -----------   ------
Total liabilities..................   336,187,000                           317,126,000
Stockholders' equity...............    33,237,000                            30,049,000
                                     ------------   -----------   ------   ------------   -----------   ------
Total Liabilities and Stockholders'
 Equity............................  $369,424,000                          $347,175,000
                                     ============   ===========   ======   ============   ===========   ======
Net interest income and interest
 rate spread.......................                 $15,276,230    3.65%                  $14,090,235    3.50%
Net interest income as a percent of
 earning assets....................                                4.38%                                 4.27%
                                     ============   ===========   ======   ============   ===========   ======

                                             FOR THE YEAR ENDED
                                              DECEMBER 31, 1997
                                     -----------------------------------
                                       AVERAGE        INCOME/     YIELD/
                                       BALANCE        EXPENSE      RATE
                                       -------        -------     ------
ASSETS
Interest earning assets:
Money market investments:
Federal funds sold.................  $  5,969,000   $   372,324    6.24%
Investment securities:
U.S. Treasury securities and
 obligations of U.S. government
 agencies..........................    42,941,000     2,747,225    6.40%
Tax-exempt obligations of States
 and political subdivisions........    34,334,000     2,574,381    7.50%
All other investment securities....     3,778,000       224,484    5.94%
                                     ------------   -----------   ------
Total investment securities........    81,053,000     5,546,090    6.84%
Loans, net of unearned income:
Commercial loans...................    82,842,000     9,105,160   10.99%
Mortgage loans.....................   119,681,000     9,750,818    8.15%
Installment loans..................    10,037,000       989,747    9.86%
Other loans........................     4,005,000       581,604   14.52%
                                     ------------   -----------   ------
Total loans........................   216,565,000    20,427,329    9.43%
                                     ------------   -----------   ------
Total Interest Earning Assets......   303,587,000   $26,345,743    8.68%
Cash and due from banks............     8,268,000
Other assets.......................     9,906,000
Allowance for loan and lease
 losses............................    (2,261,000)
                                     ------------   -----------   ------
Total Assets.......................  $319,500,000
                                     ============   ===========   ======
LIABILITIES
Interest-bearing liabilities:
Savings Deposits...................  $ 25,804,000   $   640,525    2.48%
Market Plus accounts...............    34,964,000     1,700,496    4.86%
Super NOW accounts.................    11,688,000       275,957    2.36%
Money market deposit accounts......     6,612,000       170,871    2.58%
Certificates of deposit and IRA
 deposits..........................   131,084,000     7,670,552    5.85%
Repurchase agreements..............    20,944,000     1,062,572    5.07%
Federal funds purchased............       470,000        27,321    5.81%
Borrowings.........................    28,194,000     1,603,206    5.69%
                                     ------------   -----------   ------
Total Int-Bearing Liabilities......   259,760,000   $13,151,500    5.06%
Demand deposits....................    30,771,000
Other liabilities..................     3,311,000
                                     ------------   -----------   ------
Total liabilities..................   293,842,000
Stockholders' equity...............    25,658,000
                                     ------------   -----------   ------
Total Liabilities and Stockholders'
 Equity............................  $319,500,000
                                     ============   ===========   ======
Net interest income and interest
 rate spread.......................                 $13,194,243    3.62%
Net interest income as a percent of
 earning assets....................                                4.35%
                                     ============   ===========   ======

                       RATE AND VOLUME VARIANCE ANALYSIS
                           BASED ON AVERAGE BALANCES

TABLE 2

                                             1999 COMPARED TO 1998                   1998 COMPARED TO 1997
                                     --------------------------------------   -----------------------------------
                                      INCREASE          CHANGE DUE TO          INCREASE        CHANGE DUE TO
                                     (DECREASE)      RATE         VOLUME      (DECREASE)     RATE        VOLUME
                                     ----------      ----         ------      ----------     ----        ------
INTEREST INCOME
Federal funds sold................   $ (156,507)  $   (19,460)  $  (137,047)  $  153,221   $ (21,744)  $  174,965
                                     ----------   -----------   -----------   ----------   ---------   ----------
U.S. Treasury securities and
  obligations of U.S. government
  agencies........................      (56,032)     (150,597)       94,565     (153,110)    156,409     (309,519)
Tax-exempt obligations of State
  and political subdivisions......      453,445       (42,688)      496,133    1,027,254     (40,918)   1,068,172
All other investment securities...      195,717        46,506       149,211      (28,067)    (37,217)       9,150
                                     ----------   -----------   -----------   ----------   ---------   ----------
Total investment securities.......      593,130      (146,779)      739,909      846,077      78,274      767,803
                                     ----------   -----------   -----------   ----------   ---------   ----------
Commercial loans..................     (479,419)      753,214    (1,232,633)     433,698    (280,589)     714,287
Mortgage loans....................      419,274    (1,375,287)    1,794,561      384,562    (139,509)     524,071
Installment loans.................      196,192        41,573       154,619       83,322      10,942       72,380
Other loans.......................       55,339       (17,864)       73,203       18,191       9,623        8,568
                                     ----------   -----------   -----------   ----------   ---------   ----------
Total loans.......................      191,386      (598,364)      789,750      919,773    (399,533)   1,319,306
                                     ----------   -----------   -----------   ----------   ---------   ----------
Total interest income.............   $  628,009   $  (764,603)  $ 1,392,612   $1,919,071   $(343,003)  $2,262,074
                                     ----------   -----------   -----------   ----------   ---------   ----------
INTEREST EXPENSE
Savings Deposits..................   $  (40,461)  $   (74,861)  $    34,400   $    8,178   $   1,799   $    6,379
Market Plus accounts..............      323,915      (256,502)      580,417      482,360     (61,824)     544,184
Super NOW accounts................       (2,965)      (39,930)       36,965        5,568       5,332          236
Money market deposit accounts.....       22,049        (3,839)       25,888       11,114      17,032       (5,918)
Certificates of deposit and IRA
  deposits........................     (943,324)     (598,368)     (344,956)     432,507      34,421      398,086
Repurchase agreements.............      (15,982)      (96,497)       80,515       48,869      28,017       20,852
Federal funds purchased...........       40,278       (10,162)       50,440      (24,234)          6      (24,240)
Borrowings........................       58,504       (10,648)       69,152       58,717     (43,580)     102,297
                                     ----------   -----------   -----------   ----------   ---------   ----------
Total interest expense............   $ (557,986)  $(1,090,807)  $   532,821   $1,023,079   $ (18,797)  $1,041,876
                                     ----------   -----------   -----------   ----------   ---------   ----------
Net interest income...............   $1,185,995   $   326,204   $   859,791   $  895,992   $(324,206)  $1,220,198
                                     ==========   ===========   ===========   ==========   =========   ==========

     The rate and volume variance was determined by taking the difference in rate times the previous year's balance.

Provision and Allowance for Loan Losses

     For the year ended December 31, 1999, the Bank recorded net charge offs of $849,280 compared to net charge offs of $284,168 in 1998 and $71,337 in 1997. The Bank acquired $541,833 in loan loss allowance in the acquisition of Dairy State. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio.

     Gross charge offs amounted to $964,741 in 1999, $322,687 in 1998, and $107,198 in 1997, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $115,461 in 1999, $38,519 in 1998, and $35,861 in 1997.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated loan losses. Management's quarterly evaluation of the adequacy of the allowance is based on analysis of the loan portfolio including the volume and character of loans outstanding; assessment of current economic conditions; diversification and size of the portfolio; past loss experience; the amount of non-performing loans; adequacy of collateral; concentrations of credit; and experience, ability and depth of the lending staff. The allowance for loan losses of $2,608,277 as of December 31, 1997 represents 1.15% of gross loans, and as of December 31, 1998, the $3,124,109 allowance for loan losses reflected 1.36% of gross loans. The allowance for loan losses of $3,699,829 as of December 31, 1999 amounted to 1.24% of the outstanding loan portfolio. The allowance for loan losses increased by $541,833 from the acquisition of Dairy State. Analysis by internal loan review supports the adequacy of the allowance. In management's opinion, the allowance for loan losses is adequate as of December 31, 1999. See Note 4 in the Consolidated Financial Statements.

     The allocation of the allowance for loan losses is shown in the following table.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

TABLE 3

                                                                   DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                                     % OF                      % OF                      % OF                      % OF
                                    LOANS                     LOANS                     LOANS                     LOANS
                                 IN CATEGORY               IN CATEGORY               IN CATEGORY               IN CATEGORY
                                   TO TOTAL                  TO TOTAL                  TO TOTAL                  TO TOTAL
                        1999        LOANS         1998        LOANS         1997        LOANS         1996        LOANS
                        ----     -----------      ----     -----------      ----     -----------      ----     -----------
                                                                  (IN THOUSANDS)
Specific Problem
  Loans..............  $  694                    $  516                    $  233                    $  277
Loan Type Allocation:
Commercial &
  Agricultural.......   2,069        31.3         2,087        39.8         1,983        34.6         1,477        34.8
Commercial Real
  Estate.............     192        23.2           127        16.6           182        20.2           136        18.6
Residential Real
  Estate.............      72        38.2            76        37.2            68        39.3            51        40.6
Consumer.............      49         7.3            16         6.4            48         5.9            36         6.0
                       ------                    ------                    ------                    ------
                        2,382                     2,306                     2,281                     1,700
Unallocated..........     624                       302                        94                       103
                       ------                    ------                    ------                    ------
Total................  $3,700                    $3,124                    $2,608                    $2,080
                       ======                    ======                    ======                    ======

                            DECEMBER 31,
                       -----------------------
                                     % OF
                                    LOANS
                                 IN CATEGORY
                                   TO TOTAL
                        1995        LOANS
                        ----     -----------
                           (IN THOUSANDS)
Specific Problem
  Loans..............  $  185
Loan Type Allocation:
Commercial &
  Agricultural.......   1,375        35.6
Commercial Real
  Estate.............     126        18.5
Residential Real
  Estate.............      47        39.8
Consumer.............      33         6.1
                       ------
                        1,581
Unallocated..........      53
                       ------
Total................  $1,819
                       ======

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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

TABLE 4

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         1999      1998      1997      1996      1995
                                                         ----      ----      ----      ----      ----
                                                                        (IN THOUSANDS)
Balance at beginning of period......................    $3,124    $2,608    $2,080    $1,819    $1,815
Charge-offs:
     Commercial Real Estate.........................    $    0    $    0    $    0    $   11    $   22
     Residential Real Estate........................        22        21         3        12         0
     Commercial & Agricultural......................       838       259        51       172       106
     Consumer.......................................       105        43        53        25        25
                                                        ------    ------    ------    ------    ------
                                                        $  965    $  323    $  107    $  220    $  153
                                                        ======    ======    ======    ======    ======
Recoveries:
     Commercial Real Estate.........................    $   13    $   13    $    2    $    1    $   39
     Residential Real Estate........................        12         0         0         0         0
     Commercial & Agricultural......................        70         9        24         9         2
     Consumer.......................................        21        17         9        41        11
                                                        ------    ------    ------    ------    ------
                                                        $  116    $   39    $   35    $   51    $   52
                                                        ======    ======    ======    ======    ======
Net charge-offs.....................................       849       284        72       169       101
Provision for loan losses...........................       851       800       600       430       105
Balance related to acquisition......................       574         0         0         0         0
                                                        ------    ------    ------    ------    ------
Balance at end of period............................    $3,700    $3,124    $2,608    $2,080    $1,819
                                                        ======    ======    ======    ======    ======
Ratio of net charge offs during period to average
  loans outstanding during period...................      .35%      .12%      .03%      .09%      .06%
Ratio of allowance for loan losses to total loans...     1.24%     1.36%     1.15%     1.02%     1.03%

     The increase in the allowance for loan losses is primarily a result of the growth in loan volume and the allowance acquired from Dairy State.

     There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses inherent in its loan portfolio as of December 31, 1999 based on its most recent evaluation of these factors.

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

Other Operating Income

     Other operating income increased $337,115, or 16.7%, from 1998 to 1999. The growth resulted primarily from increases in service charges on deposit accounts which increased due to collection of automated teller machine fees and assessment of service charges on negative collected balances for an entire year. This increase was partially offset by decreases in gain on sales of mortgage loans held for sale which decreased due to the rising interest rate environment which reduced loan demand and the related fee income.

     Other operating income increased $449,838, or 28.7%, from 1997 to 1998. The growth resulted primarily from increases in undistributed income from the data processing subsidiary. Undistributed income from the data processing subsidiary increased as a result of increased earnings of the data processing subsidiary.

Other Operating Expenses

     Other operating expenses increased by $1,025,027, or 12.7%, from 1998 to 1999. This change was primarily a result of increases in salaries and employee benefits and data processing fees. Increases in salaries and employee benefits were the result of additional employees. In 1999, 60 new employees were added and 19 employees left the Bank's employment. The overall result was a net increase of 33.4 full-time equivalents. Increases in salaries and employee benefits were also the result of annual merit increases to employees. In addition, hourly employees also received a mid-year increase in their hourly wage in addition to their annual merit increase. Data processing fees increased primarily due to the costs of the Dairy State conversion of $35,700 and overall volume increases of $43,900.

     Other operating expenses increased by $648,802, or 8.76%, from 1997 to 1998. This change was primarily a result of increases in salaries, employee benefits and professional fees. Increases in salaries and employee benefits were the result of additional employees. In 1998, 20 new employees were hired and 19 employees left the Bank's employment. The overall result was a net increase of
2.6 full-time equivalents. Increases in salaries and employee benefits were also the result of annual merit increases to employees. In addition, hourly employees also received a mid-year increase in their hourly wage in addition to their annual merit increase. Professional fees increased due to regulatory reporting requirements. Professional fees incurred to meet regulatory reporting requirements are expected to increase on an ongoing basis.

Income Taxes

     The effective tax rates for the Company were 16.81%, 21.13%, and 25.53% for 1999, 1998, and 1997, respectively. The decrease in effective tax rates is a direct result of additional assets held at the Bank's FNBM Investment Corp. subsidiary. $24.3 million of securities were transferred by the Bank to the Bank's investment subsidiary in the first quarter of 1998 while $32.0 million of loans were transferred by the Bank to the Bank's investment subsidiary in the fourth quarter of 1998. FNBM Investment Corp. is a wholly-owned subsidiary of the Bank incorporated under the laws of Nevada and is subject to taxation in the State of Nevada which does not currently impose a corporate income tax. See Note 11 in the Consolidated Financial Statements.

Securities

     Securities available for sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Securities available for sale are carried at fair value, with unrealized holding gains and losses, net of the related tax effect, reported as a separate component of accumulated other comprehensive income. Securities held to maturity are those that management has both the positive intent and ability to hold to maturity, and are reported at amortized cost. The Bank does not own trading or held to maturity securities. The Bank manages the investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities.

     Total securities amounted to $97.6 million and $97.2 million as of December 31, 1999 and 1998, respectively. The slightly higher level of investments in securities resulted primarily from the increase in available funds derived from growth in deposits over loans.

     The Bank manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. The Bank had no concentrations of securities from any single issues that exceeded 10% of stockholders' equity. Table 5 exhibits the distribution, by type, of the investment portfolio for the years ended December 31, 1999 and 1998. Concurrent with the acquisition of Dairy State, the Company transferred all of Dairy State's held to maturity securities to securities available for sale.

                         SECURITIES AVAILABLE FOR SALE

TABLE 5

                                                                DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                -----------------    -----------------
                                                                            (IN THOUSANDS)
U.S. Treasury securities and obligations of U.S. Government
  corporations and agencies.................................        $ 10,290              $ 5,791
Obligations of states and political subdivisions............          54,278               53,259
Mortgage-backed securities..................................          33,459               27,473
Commercial paper............................................               0                7,200
Other securities............................................           2,124                1,694
Corporate Notes.............................................             897                    0
                                                                    --------              -------
          Total amortized cost..............................        $101,048              $95,417
          Total fair value..................................        $ 97,595              $97,197

     The following table presents the maturity by type of the investment portfolio for the year ended December 31, 1999.

                         INVESTMENT PORTFOLIO ANALYSIS

TABLE 6

                                                            DECEMBER 31, 1999
                       -------------------------------------------------------------------------------------------
                          U.S. GOVT.                         MORTGAGE BACKED      CORPORATE
                           AGENCIES          MUNICIPALS         SECURITIES          NOTES        OTHER SECURITIES
                       ----------------   ----------------   ----------------   --------------   -----------------
                        BOOK     AVG TE    BOOK     AVG TE    BOOK     AVG TE   BOOK    AVG TE    BOOK     AVG TE
DESCRIPTION & TERM      VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE   YIELD     VALUE     YIELD
------------------      -----    ------    -----    ------    -----    ------   -----   ------    -----    ------
                                                             (IN THOUSANDS)
0 - 12 months........  $ 3,525    5.62    $ 2,475    7.35    $ 1,512    5.99    $  0      n/a    $    0      n/a
1 - 5 Years..........    1,000    5.48      8,169    7.29     15,083    6.33     897     6.50       100     6.81
5 - 10 Years.........    4,241    6.87     12,949    7.56     16,017    6.37       0      n/a         0      n/a
Over 10 Years........    1,524    6.67     30,685    7.24        847    6.32       0      n/a     2,024     6.17
                       -------    ----    -------    ----    -------    ----    ----     ----    ------     ----
Total................  $10,290    6.42    $54,278    7.33    $33,459    6.33    $897     6.50    $2,124     6.20
                       =======    ====    =======    ====    =======    ====    ====     ====    ======     ====

                        DECEMBER 31, 1999
                       -------------------

                         TOTAL      TOTAL
                       AMORTIZED    FAIR
DESCRIPTION & TERM       COST       VALUE
------------------     ---------    -----
                         (IN THOUSANDS)
0 - 12 months........  $  7,512    $ 7,504
1 - 5 Years..........    25,249     24,875
5 - 10 Years.........    33,207     32,313
Over 10 Years........    35,080     32,903
                       --------    -------
Total................  $101,048    $97,595
                       ========    =======

Loan Portfolio

     The Bank is actively engaged in originating loans to customers in Manitowoc, Calumet, Sheboygan and Brown counties. The Bank has policies and procedures designed to mitigate credit risk and to maintain the quality of the loan portfolio. These policies include underwriting standards for new credits as well as the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These polices, coupled with continuous training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer.

     Bank underwriting procedures are based on a process which evaluates the management, repayment ability, collateral support, credit history, and overall financial strength of prospective and current customers from a relationship oriented perspective. Residential mortgage loans are predominantly underwritten to general FNMA guidelines.

     The Bank extends the following types of credit: commercial loans, agricultural loans, real estate loans and consumer loans.

     Commercial loans are often secured with first liens on accounts receivable, inventory and/or equipment. Commercial loans generally have loan to value ratios of 80% or less. Agricultural loans are collateralized with first liens on crops, farm products, farm personal property and/or real estate. Agricultural loans generally have loan to value ratios of 70% or less, except for agricultural real estate loans which have loan to value ratios of

80% or less. Real estate loans include commercial real estate loans and residential real estate loans. Real estate loans are collateralized with first mortgages. Commercial real estate loans generally have loan to value ratios of 80% or less while residential real estate loans have loan to value ratios of 90% or less. Consumer loans include loans to individuals for personal, family or household purposes. Consumer loans may be secured with first lien positions or unsecured depending upon the credit quality. The Bank will make subordinate loans in any category if the borrower's financial position justifies it. The Bank is not involved in credit risk insurance.

     Bank management assesses the loan portfolio mix at least annually as part of its planning and budget process. While there are no predetermined fixed targets for various loan types established in the loan policy, general guidelines are established annually for new loan activity based on loan portfolio mix and credit needs in the Bank's main markets. For 2000, the general ranges for new loan activity by type are as follows:

Commercial Loans............................................    45% to 55%
Residential Mortgage Loans..................................    30% to 40%
Consumer Loans..............................................    10% to 20%
Agricultural Loans..........................................     5% to 10%

     The risks associated with the Bank's loan categories are as follows:

     Commercial and Agricultural. Credit risk is considered low. Past due loans are below industry averages. Non-performing loans and net loan losses, although higher than the previous year, remain below the averages for banks of similar size. The portfolio is fairly diversified with residential real estate the only SIC industry category exceeding 32% of the Bank's capital structure and agricultural loans representing approximately 5% of total loans.

     Real Estate. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

     Consumer. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

     No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 1999 was $5,849,000.

     Extensions of credit used predominantly for business or agricultural purposes are classified as commercial and agricultural loans. Commercial loans include lines of credit for seasonal requirements of businesses, short-term loans payable within 12 months for one time specific purposes and term loans with maturities greater than 12 months for capital assets and fixed assets which are amortized and repaid from cash flow. Agricultural loans include short-term farm operating loans, intermediate farm personal property loans and long-term agricultural real estate loans. Agricultural real estate loans generally have maturities exceeding five years. Commercial term loans for capital assets and fixed assets and commercial real estate loans that have maturities of more than five years are generally arranged through government assisted financing programs such as SBA.

     The increase in commercial loans and increase in commercial real estate loans resulted mainly from the general credit needs within the Bank's primary markets. The Bank also made it a priority to sell residential mortgage loans to the FNMA secondary market and term commercial real estate loans to the SBA secondary market.

     Table 7 "Summary of Loan Portfolio" presents the composition of the Bank's loan portfolio by significant concentration.

                           SUMMARY OF LOAN PORTFOLIO

TABLE 7

                                                LOANS OUTSTANDING AS DECEMBER 31,
                       -----------------------------------------------------------------------------------
                                1999                     1998                     1997              1996
                       ----------------------   ----------------------   ----------------------   --------
                                  PERCENT OF               PERCENT OF               PERCENT OF
                        AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                        ------    -----------    ------    -----------    ------    -----------    ------
                                                         (IN THOUSANDS)
Commercial and
 Agricultural........  $93,550       31.33%     $91,122       39.81%     $78,230       34.61%     $70,775
Commercial
 Real Estate.........   69,248       23.19%      38,018       16.61%      45,689       20.21%      38,003
Residential Real
 Estate..............  114,176       38.23%      85,115       37.18%      88,822       39.29%      82,538
Consumer.............   20,199        6.76%      13,783        6.02%      12,503        5.53%      11,599
Other................    1,467         .49%         879         .38%         823         .36%         622
                       --------     -------     --------     -------     --------     -------     --------
Total................  $298,640     100.00%     $228,917     100.00%     $226,067     100.00%     $203,537
                       ========     =======     ========     =======     ========     =======     ========

                        LOANS OUTSTANDING AS DECEMBER 31,
                       ------------------------------------
                          1996                1995
                       -----------   ----------------------
                       PERCENT OF               PERCENT OF
                       TOTAL LOANS    AMOUNT    TOTAL LOANS
                       -----------    ------    -----------
                                  (IN THOUSANDS)
Commercial and
 Agricultural........     34.77%     $62,982       35.58%
Commercial
 Real Estate.........     18.67%      32,825       18.54%
Residential Real
 Estate..............     40.55%      70,365       39.75%
Consumer.............      5.70%      10,335        5.84%
Other................       .31%     508....          29%
                         -------     --------     -------
Total................    100.00%     $177,015     100.00%
                         =======     ========     =======

                          MATURITIES OF LOAN PORTFOLIO

TABLE 8

                                                                  DECEMBER 31, 1999
                                    ------------------------------------------------------------------------------
                                      COMMERCIAL      COMMERCIAL     RESIDENTIAL
            MATURING                & AGRICULTURAL    REAL ESTATE    REAL ESTATE    CONSUMER    OTHER      TOTAL
            --------                --------------    -----------    -----------    --------    -----      -----
                                                                    (IN THOUSANDS)
0-12 months.....................       $61,602          $25,888       $ 56,507      $ 4,195     $1,467    $149,659
1-5 years.......................        25,710           36,748         54,739       15,750          0     132,947
Over 5 years....................         6,238            6,612          2,930          254          0      16,034
                                       -------          -------       --------      -------     ------    --------
Total...........................       $93,550          $69,248       $114,176      $20,199     $1,467    $298,640
                                       =======          =======       ========      =======     ======    ========

           MATURING                    FIXED RATE                   ADJUSTABLE RATE                    TOTAL
           --------                    ----------                   ---------------                    -----
0-12 months...................          $ 95,351                        $54,308                       $149,659
1-5 years.....................           127,430                          5,517                        132,947
Over 5 years..................            12,307                          3,727                         16,034
                                        --------                        -------                       --------
Total.........................          $235,088                        $63,552                       $298,640
                                        ========                        =======                       ========

     The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Bank had no foreign loans in its portfolio as of December 31, 1999.

     It is the policy of the Bank to place a loan in nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 1999 and 1998 were $1,618,000 and $927,000, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included commercial loans, agricultural loans and residential real estate loans. However, these were individual isolated accounts and no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

                        RISK ELEMENTS OF LOAN PORTFOLIO

TABLE 9

                                                                          DECEMBER 31,
                                                           ------------------------------------------
                                                            1999      1998     1997    1996     1995
                                                            ----      ----     ----    ----     ----
                                                                         (IN THOUSANDS)
Nonaccrual loans.......................................    $1,618    $  927    $211    $708    $1,153
Accruing loans past due 90 days or more................        21       181      84     229        36
                                                           ------    ------    ----    ----    ------
Total nonperforming loans..............................    $1,639    $1,108    $295    $937    $1,189
Nonperforming loans as a percent of loans..............      .55%      .47%    .13%    .47%      .24%
Ratio of the allowance for loan losses to nonperforming
  loans................................................      226%      282%    884%    222%      153%

     Total nonperforming loans at December 31, 1999 were $1.6 million, an increase of $521,000 from $927,000 at December 31, 1998. The increase was primarily due to two commercial loans. These are isolated accounts and no trend in economic, industrial, geographical or other factor is responsible.

     The following table shows the interest income that would have been recorded under the original terms and the amount of interest income that was included in interest income for the period.

                             FOREGONE LOAN INTEREST

TABLE 10

                                                                1999    1998    1997
                                                                ----    ----    ----
                                                                   (IN THOUSANDS)
Interest income that would have been recorded under original
  terms.....................................................    $187    $128    $47
Interest income recorded during the period..................      98      43     16
                                                                ----    ----    ---
Reduction in interest income................................    $ 89    $ 85    $31

     Potential problem loans are loans where there are doubts as to the ability of the borrower to comply with present repayment terms. The decision of management to place loans in this category does not necessarily indicate that the Bank expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans.

     At December 31, 1999, potential problem loans totaled $4.4 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Deposits

     Deposit liabilities increased from $276.5 million at December 31, 1998 to $363.3 million at December 31, 1999, an increase of $86.8 million, or 31.4%. Savings and noninterest bearing demand deposits are the main source of deposit growth. The Bank continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. There are no predetermined divisions for deposit categories. Table 1 displays the average balances and average rates paid on all major deposits classifications for 1999, 1998 and 1997.

     The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 1999 and 1998.

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

TABLE 11

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
3 months or less............................................    $ 6,286     $ 5,077
3 - 6 months................................................      7,668       5,626
6 - 12 months...............................................      7,880       5,310
Over 12 months..............................................      4,210       2,171
                                                                -------     -------
TOTAL.......................................................    $26,044     $18,184
                                                                =======     =======

                  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
                                 (IN THOUSANDS)
                                  DECEMBER 31,

TABLE 12

     Securities sold under agreements to repurchase generally mature within one day from the transaction date. The agreements to repurchase securities requires that the Bank (seller) repurchase identical securities as those that were sold. The securities underlying the agreements were under the institution's control at December 31, 1999 and 1998.

     Information concerning securities sold under agreements to repurchase for 1999, 1998 and 1997 is summarized as follows:

                                                                1999          1998          1997
                                                                ----          ----          ----
Average balance during the year............................    $22,902       $21,355       $20,944
Average interest rate during the year......................      4.79%         5.21%         5.07%
Maximum month-end balance during the year..................    $24,988       $25,667       $24,425

FHLB Advances

     FHLB advances increased from $28.5 million to $36.0 million, an increase of $7.5 million or 26.3%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter.

Year 2000

     The Bank followed the five phases recommended by the Federal Financial Institutions Examination Council (FFIEC) to manage its Year 2000 project. The phases were awareness, assessment, renovation, validation and implementation. The Bank fully completed all five phases.

     The Bank's mainframe computer and the software that run it are year 2000 compliant; that is, they have been successfully tested by advancing the mainframe's internal calendar to and through the year 2000. All Mission Critical Systems were tested and found to be compliant in the year 2000 environment. Non-critical Systems were found to be compliant. Testing of Non-critical Systems was completed. The entire inventory of software was reviewed to assess the impact of the year 2000. The software that needed to be replaced was replaced and all software is now Year 2000 compliant.

     In addition, the Bank reviewed all non-information technology and equipment systems. Non-information technology systems include all other business equipment other than computer hardware, software and peripheral devices, such as automated teller machines, modems and routers. Non-information technology equipment includes security devices, time clocks, heating and air conditioning systems, elevators, telephones and fax machines. Testing of non-information technology and equipment systems was completed and are Year 2000 compliant.

     The Bank recognizes that its customers will be affected by the Year 2000 issues. As a result, the Bank contacted its significant business loan customers to make them aware of the Year 2000 issues and to assess their readiness. The Bank realizes that if its customers experience Year 2000 business interruptions there may be more exposure to the Bank. Over 90% of the Bank's significant business loan customers responded to the Year 2000 inquiries. Of those, over 92% claim to be Year 2000 compliant. The responses were reviewed, ranked by degree of risk, and quantified. Based on the low level of risk, no additional follow up was deemed necessary. At this time, the Bank does not believe there is any enforceability of any assurances from significant third parties or business loan customers. The Bank has included the Year 2000 credit risk into its allowance for loan losses. The Bank continued its customer awareness efforts throughout 1999, including utilizing the local radio and cable television media.

     The Bank does not expect its Year 2000 compliance costs to be significant. Equipment upgrades were made to take advantage of current technology in the ordinary course of business and not solely as a result of the Year 2000 issue. Costs incurred through December 31, 1999 related solely to Year 2000 compliance were $120,000.

     A business resumption contingency plan was established to address worst case scenarios should they occur with the Year 2000 issue. The worst case scenarios would be that all communications would be lost. If communications are lost, the Bank would function in an "off-line" standby mode which would create documents that could be done during evening batch processing at the Bank's data processing center. Customer balances would be available the following morning.

     The Bank experienced no problems with hardware or software systems at the beginning of the Year 2000 and continues to experience no problems or issues related to the millennium issue. The Bank is not aware of any borrowers incurring significant Year 2000 issues or any vendors used by the Bank which have incurred significant Year 2000 issues.

                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank monitors interest rate factors on a monthly basis to assess interest rate risk of the portfolio of assets and liabilities. Maturity terms of assets are matched to the maturity terms of liabilities to the extent possible. The maturity structure of the municipal securities, however, is long term to optimize tax advantages and yield returns within an acceptable level of market risk. In addition, based on prior experience, the average life of the mortgage backed securities has been shorter than the scheduled maturities. There are no interest rate caps or floors on variable rate instruments that could affect the cash flows on those instruments. Variable rate loans, investments and deposits reprice immediately because they are related to changes in the prime rate of interest. Fixed rate commercial loans reprice at least annually. Fixed rate real estate loans are scheduled for 1 to 2 years with balloon payments. Loans do not have prepayment penalty clauses. The following table also assumes all loans and deposits will be renewed under the same terms. Interest rates on those renewals are based on anticipated rates at the date of renewal. There is a 10% prepayment assumption for the entire loan portfolio based on historical trends. Reinvestment rates are assumed at 95% for loans. Loans not renewed are assumed to be replaced by loan originations. The table assumes that any deposits that are withdrawn are replaced by new deposit funds. The following table shows the expected cash flows and yields for interest earning assets and interest bearing liabilities.

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

                                                          EXPECTED PERIOD OF MATURITY
                       --------------------------------------------------------------------------------------------------
                         WITHIN 1 YEAR        1-2 YEARS          2-3 YEARS          3-4 YEARS       GREATER THAN 4 YEARS
                       -----------------   ----------------   ----------------   ----------------   ---------------------
                                  YIELD/             YIELD/             YIELD/             YIELD/                 YIELD/
  DECEMBER 31, 1999    BALANCE     RATE    BALANCE    RATE    BALANCE    RATE    BALANCE    RATE     BALANCE       RATE
  -----------------    -------    ------   -------   ------   -------   ------   -------   ------    -------      ------
                                                                 (IN THOUSANDS)
Short-term
 investments(V)......  $      0   n/a      $     0   n/a      $     0   n/a      $     0   n/a       $      0    n/a
US Treasury, Agency
 and Other
 securities(F).......     3,524   5.48%      1,006    5.53%        25    6.54%       896   6.50%        7,789    6.91%
US Treasury, Agency
 and Other
 securities(V).......         0   n/a           21    7.51         50    7.52          0   n/a              0    n/a
Mortgage backed
 Securities(F).......     1,512   5.99       3,011    6.24      2,951    6.35      1,870   6.35        21,854    6.32
Mortgage backed
 Securities(V).......     2,261   6.11           0   n/a            0   n/a            0   n/a              0    n/a
Municipal
 securities(F).......     2,475   4.86       2,572    4.60      3,177    4.99        912   4.87        45,142    4.91
Commercial
 loans(F)............    41,933   8.28      27,450    8.62     13,725    8.62      8,946   8.18        18,069    9.13
Commercial
 loans(V)............    45,557   9.56       1,987    9.24        994    9.24        205   9.36         3,932    9.45
Residential real
 estate(F)...........    47,756   8.28      28,932    8.29     14,466    8.29      4,608   8.23         7,537    8.36
Residential real
 estate(V)...........     8,751   8.97       1,261    7.96        630    7.96        156   7.87            78    7.87
Consumer loans(F)....     4,106   8.88       5,712    9.42      2,921   10.60      6,226   8.94         1,145    8.93
Consumer loans(V)....        89   9.03           0   n/a            0   n/a            0   n/a              0    n/a
                       --------   -----    -------   -----    -------   ------   -------   -----     --------   -----
   Total interest
     earning
     assets..........  $157,964   8.53%    $71,952    8.27%   $38,939    8.18%   $23,819   7.98%     $105,546    6.53%
                       ========   =====    =======   =====    =======   ======   =======   =====     ========   =====
Interest bearing
 deposits(F).........  $112,550   5.84%    $31,664    4.60%   $12,914    6.09%   $   680   5.41%     $    630    5.28%
Interest bearing
 deposits(V).........   137,565   3.35           0   n/a            0   n/a            0   n/a              0    n/a
Short term
 borrowings(F).......     3,829   4.41           0   n/a            0   n/a            0   n/a              0    n/a
Short term
 borrowings(V).......    20,523   4.99           0   n/a            0   n/a            0   n/a              0    n/a
Long term
 Borrowings(F).......         0   n/a            0   n/a       14,000    5.64          0   n/a         22,000    5.35
                       --------   -----    -------   -----    -------   ------   -------   -----     --------   -----
   Total interest
     bearing
     liabilities.....  $274,467   4.51%    $31,664    4.60%   $26,914    5.85%   $   680   5.41%     $ 22,630    5.35%
                       ========   =====    =======   =====    =======   ======   =======   =====     ========   =====

                       EXPECTED PERIOD OF MATURITY
                       ----------------------------
                             TOTAL
                       -----------------     FAIR
                                  YIELD/    MARKET
  DECEMBER 31, 1999    BALANCE     RATE     VALUE
  -----------------    -------    ------    ------
                              (IN THOUSANDS)
Short-term
 investments(V)......  $      0   n/a      $      0
US Treasury, Agency
 and Other
 securities(F).......    13,240   6.40%      12,856
US Treasury, Agency
 and Other
 securities(V).......        71   7.52           71
Mortgage backed
 Securities(F).......    31,198   6.32       30,007
Mortgage backed
 Securities(V).......     2,261   6.11        2,261
Municipal
 securities(F).......    54,278   4.84       52,400
Commercial
 loans(F)............   110,123   8.54      109,605
Commercial
 loans(V)............    52,675   9.53       52,641
Residential real
 estate(F)...........   103,299   8.29      102,752
Residential real
 estate(V)...........    10,876   8.77       10,833
Consumer loans(F)....    20,110   9.30       20,302
Consumer loans(V)....        89   9.03           89
                       --------   -----    --------
   Total interest
     earning
     assets..........  $398,220   7.89%    $393,817
                       ========   =====    ========
Interest bearing
 deposits(F).........  $158,438   5.61%    $158,438
Interest bearing
 deposits(V).........   137,565   3.35      137,565
Short term
 borrowings(F).......     3,829   4.41%       3,829
Short term
 borrowings(V).......    20,523   4.99%      20,523
Long term
 Borrowings(F).......    36,000   5.46       36,000
                       --------   -----    --------
   Total interest
     bearing
     liabilities.....  $356,355   4.67%    $356,355
                       ========   =====    ========

-------------------------
(V) Variable repricing terms

(F) Fixed repricing terms

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of First Manitowoc Bancorp, Inc. and subsidiaries (Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Milwaukee, Wisconsin
February 4, 2000

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                                                    1999            1998
                                                                    ----            ----
ASSETS
Cash and due from banks.....................................    $ 21,007,142    $ 15,215,089
Federal funds sold..........................................      19,708,767      15,622,650
                                                                ------------    ------------
Cash and cash equivalents...................................      40,715,909      30,837,739
Securities available for sale, at fair value................      97,594,900      97,197,495
Loans, net..................................................     294,939,807     225,792,548
Premises and equipment, net.................................       8,872,047       4,187,201
Intangible assets, net of accumulated amortization of
  $711,661 in 1999 and $471,062 in 1998.....................       8,706,189         914,905
Accrued interest receivable and other assets................      11,689,454       8,898,391
                                                                ------------    ------------
                                                                $462,518,306    $367,828,279
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................    $363,285,912    $276,494,614
Securities sold under repurchase agreements.................      22,352,259      24,693,765
Borrowed funds..............................................      38,000,000      28,801,713
Accrued interest payable and other liabilities..............       4,373,688       3,946,340
                                                                ------------    ------------
Total liabilities...........................................     428,011,859     333,936,432
                                                                ------------    ------------
Commitments and contingencies (notes 12 and 14).............              --              --
                                                                ------------    ------------
Stockholders' equity:
  Common stock, $1 par value; authorized 2,500,000 shares;
     issued 1,895,907 shares in 1999 and 1998...............       1,895,907       1,895,907
  Additional paid-in capital................................         652,208         652,208
  Retained earnings.........................................      34,906,018      30,869,428
  Accumulated other comprehensive income (loss).............      (2,247,547)      1,174,443
Treasury stock at cost - 161,590 shares in 1999 and 1998....        (700,139)       (700,139)
                                                                ------------    ------------
Total stockholders' equity..................................      34,506,447      33,891,847
                                                                ------------    ------------
                                                                $462,518,306    $367,828,279
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999           1998           1997
                                                             ----           ----           ----
Interest income:
  Loans, including fees...............................    $21,273,017    $21,183,965    $20,193,158
  Federal funds sold..................................        369,038        525,545        372,324
  Securities:
     Taxable..........................................      2,787,897      2,740,187      2,902,867
     Tax-exempt.......................................      2,667,816      2,369,497      1,693,672
                                                          -----------    -----------    -----------
          Total interest income.......................     27,097,768     26,819,194     25,162,021
                                                          -----------    -----------    -----------
Interest expense:
  Deposits............................................     10,737,985     11,398,128     10,458,401
  Securities sold under repurchase agreements.........      1,095,459      1,111,441      1,062,572
  Borrowed funds......................................      1,769,168      1,642,784      1,614,775
                                                          -----------    -----------    -----------
          Total interest expense......................     13,602,612     14,152,353     13,135,748
                                                          -----------    -----------    -----------
Net interest income...................................     13,495,156     12,666,841     12,026,273
Provision for loan losses.............................        850,836        800,000        600,000
                                                          -----------    -----------    -----------
Net interest income after provision for loan losses...     12,644,320     11,866,841     11,426,273
                                                          -----------    -----------    -----------
Other operating income:
  Trust service fees..................................        499,243        483,673        445,033
  Service charges on deposit accounts.................        905,178        615,883        520,045
  Loan servicing income...............................        325,947        313,569        187,988
  Gain on sales of mortgage loans held for sale.......        138,304        200,512         55,810
  Other...............................................        488,393        406,313        361,236
                                                          -----------    -----------    -----------
          Total other operating income................      2,357,065      2,019,950      1,570,112
                                                          -----------    -----------    -----------
Other operating expenses:
  Salaries and employee benefits......................      4,957,792      4,055,079      3,860,482
  Occupancy...........................................      1,106,982      1,138,503      1,120,350
  Data processing.....................................        718,286        638,680        641,321
  Postage, stationery and supplies....................        420,595        360,116        341,425
  Amortization of goodwill and other intangibles......        240,599        234,247        202,973
  Other...............................................      1,633,489      1,626,091      1,237,363
                                                          -----------    -----------    -----------
          Total other operating expenses..............      9,077,743      8,052,716      7,403,914
                                                          -----------    -----------    -----------
Income before income tax expense......................      5,923,642      5,834,075      5,592,471
Income tax expense....................................        996,000      1,233,000      1,428,000
                                                          -----------    -----------    -----------
Net income............................................    $ 4,927,642    $ 4,601,075    $ 4,164,471
                                                          ===========    ===========    ===========
Earnings per share: basic and diluted.................          $2.84          $2.65          $2.40
                                                          -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     ACCUMULATED
                                         ADDITIONAL                     OTHER
                              COMMON      PAID-IN      RETAINED     COMPREHENSIVE   TREASURY
                              STOCK       CAPITAL      EARNINGS     INCOME (LOSS)     STOCK        TOTAL
                              ------     ----------    --------     -------------   --------       -----
Balance at December 31,
  1996....................  $1,895,907    $652,208    $23,605,515    $   (28,792)   $(700,139)  $25,424,699
Cash paid for fractional
  shares..................          --          --         (3,001)            --           --        (3,001)
Net Income................          --          --      4,164,471             --           --     4,164,471
Other comprehensive
  income:
  Unrealized holding gains
     rising during year...          --          --             --      1,012,529           --     1,012,529
  Reclassification
     adjustment for gains
     realized in net
     income...............          --          --             --           (765)          --          (765)
  Income tax effect.......          --          --             --       (349,071)          --      (349,071)
                                                                                                -----------
Comprehensive income......                                                                        4,827,164
Cash dividends ($.41 per
  share)..................          --          --       (707,695)            --           --      (707,695)
                            ----------    --------    -----------    -----------    ---------   -----------
Balance at December 31,
  1997....................   1,895,907     652,208     27,059,290        633,901     (700,139)   29,541,167
Net Income................          --          --      4,601,075             --           --     4,601,075
Other comprehensive
  income:
  Unrealized holding gains
     rising during year...          --          --             --        809,158           --       809,158
  Income tax effect.......          --          --             --       (268,616)          --      (268,616)
                                                                                                -----------
Comprehensive income......                                                                        5,141,617
Cash dividends ($.46 per
  share)..................          --          --       (790,937)            --           --      (790,937)
                            ----------    --------    -----------    -----------    ---------   -----------
Balance at December 31,
  1998....................   1,895,907     652,208     30,869,428      1,174,443     (700,139)   33,891,847
Cash paid for fractional
  shares..................          --          --         (6,527)            --           --        (6,527)
Net Income................          --          --      4,927,642             --           --     4,927,642
Other comprehensive
  income:
  Unrealized holding
     losses rising during
     year.................          --          --             --     (5,233,418)          --    (5,233,418)
  Income tax effect.......          --          --             --      1,811,428           --     1,811,428
                                                                                                -----------
Comprehensive income......                                                                        1,505,652
Cash dividends ($.51 per
  share)..................          --          --       (884,525)            --           --      (884,525)
                            ----------    --------    -----------    -----------    ---------   -----------
Balance at December 31,
  1999....................  $1,895,907    $652,208    $34,906,018    $(2,247,547)   $(700,139)  $34,506,447
                            ==========    ========    ===========    ===========    =========   ===========

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999            1998            1997
                                                                    ----            ----            ----
Cash flows from operating activities:
  Net income................................................    $  4,927,642    $  4,601,075    $  4,164,471
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision for loan losses.................................         850,836         800,000         600,000
  Depreciation and amortization of premises and equipment...         485,179         473,279         461,964
  Amortization of intangible assets.........................         240,599         234,247         202,973
  Amortization (accretion) of securities....................          25,857          43,839          82,380
  Proceeds from sales of mortgage loans held for sale.......      24,938,682      34,896,610      14,240,691
  Originations of mortgage loans held for sale..............     (25,037,405)    (33,487,722)    (15,300,351)
  Gain on sales of mortgage loans held for sale.............         138,304         200,512          55,810
  Deferred income taxes.....................................          51,000        (240,000)       (285,000)
  Undistributed income of joint venture.....................        (142,319)        (50,345)        (68,842)
  Net loss on sale of premises and equipment................              --              --           7,399
  Net gain on sales of securities...........................              --              --            (765)
  Increase in accrued interest receivable and other
    assets..................................................        (211,123)     (1,906,915)       (913,402)
  Increase (decrease) in accrued interest payable and
    other liabilities.......................................        (792,516)        627,000         509,575
  Other, net................................................              --              --          12,000
                                                                ------------    ------------    ------------
Net cash provided by operating activities...................       5,474,736       6,191,580       3,768,903
                                                                ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................      45,488,608      30,768,958      21,247,613
  Purchases of securities available for sale................     (51,845,093)    (41,395,290)    (29,491,414)
  Net increase in loans.....................................     (16,119,571)     (4,742,679)    (21,597,795)
  Bank acquisition, net of cash acquired....................      (4,258,316)             --              --
  Purchases of premises and equipment.......................      (2,083,441)       (725,552)       (737,034)
  Sales of premises and equipment...........................              --          55,000          56,086
                                                                ------------    ------------    ------------
Net cash used in investing activities.......................     (28,817,813)    (16,039,563)    (30,522,544)
                                                                ------------    ------------    ------------
Cash flows from financing activities:
  Net increase in deposits..................................      26,942,464      16,028,596      27,700,297
  Net increase (decrease) in securities sold under
    repurchase agreements...................................      (2,041,506)        685,034       4,503,289
  Proceeds from advances of borrowed funds..................      28,698,287       4,000,000      25,164,880
  Repayments on borrowed funds..............................     (19,500,000)     (6,770,528)    (13,506,759)
  Dividends paid............................................        (884,525)       (790,937)       (707,695)
  Other.....................................................           6,527              --          (3,000)
                                                                ------------    ------------    ------------
Net cash provided by financing activities...................      33,221,247      13,152,165      43,151,012
                                                                ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........       9,878,170       3,304,182      16,397,371
Cash and cash equivalents at beginning of year..............      30,837,739      27,533,557      11,136,186
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year....................      40,715,909      30,837,739      27,533,557
                                                                ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................      13,341,000      14,225,000      12,989,000
    Income taxes............................................         965,000       1,649,000       1,516,000
                                                                ============    ============    ============
Supplemental schedule of noncash investing activities--
  Loans receivable satisfied through foreclosure or
    acquisition of deeds in lieu of foreclosure.............         144,000          66,000         106,000
  Transfer of securities from held to maturity to available
    for sale................................................         659,000              --              --
                                                                ============    ============    ============
Acquisition:
  Fair value of assets acquired.............................      67,130,000              --              --
  Liabilities assumed.......................................      60,934,000              --              --
                                                                ============    ============    ============
  Cash paid for purchase of stock...........................     (13,520,757)             --              --
  Cash acquired.............................................       9,262,441              --              --
                                                                ------------    ------------    ------------
  Net cash paid for acquisition.............................      (4,258,316)             --              --
                                                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by First Manitowoc Bancorp, Inc. (Corporation) and its wholly owned subsidiaries, the First National Bank in Manitowoc (Bank) and FNBM Investment Corp., conform to generally accepted accounting principles and to general practice within the banking industry. FNBM Realty, previously established due to environmental issues which surfaced upon the purchase of a branch, was dissolved during 1998 after all remediation efforts were completed. Upon dissolution, the land obtained by the Corporation was sold to the Bank at the cost previously recorded by FNBM Realty. Management of the Corporation has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The more significant accounting policies are summarized below:

     The Corporation consummated the acquisition of Dairy State Financial Services, Inc. (Dairy), a Wisconsin Bank holding company for a cash price of approximately $13,521,000. Dairy's wholly-owned subsidiary, Dairy State Bank,
(DSB), has two locations in Plymouth, Wisconsin. Dairy had approximately $66 million in assets at date of acquisition. Dairy and its wholly-owned subsidiary, DSB, were merged into the Bank at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $7.9 million was recorded. The Company's financial statements reflect the accounts and operations of Dairy beginning on December 1, 1999. The Corporation recorded all Dairy assets and liabilities at fair value at date of acquisition. See note 17.

  (A) DESCRIPTION OF BUSINESS

          The Bank is a nationally-chartered commercial bank with eleven branch locations principally in Manitowoc and Sheboygan Counties. The Bank accepts FDIC-insured deposits and makes loans which are principally secured by real estate, receivables, equipment, or inventories. The Bank also operates trust operations. The primary regulators of the Bank are the OCC and the FDIC.

  (B) BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (C) CASH AND CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements.

          The Bank is required to maintain noninterest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 1999, those required reserves of $1,812,000 were satisfied by currency and coin holdings.

  (D) LOANS

          Loans are carried at their unpaid principal balance. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding and is recognized in the period earned.

          First mortgage loans held for sale are recorded at the lower of cost or market as determined on an aggregate basis.

          Nonaccrual loans are loans on which the accrual of interest ceases when the timely collection of interest payments is determined to be uncertain by management. It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more unless the loan is well collateralized and in process of collection.

          A loan is classified as impaired when it is probable that a creditor will be unable to collect all amounts due, including principal and interest payments, according to the contractual terms of the loan agreement. Impaired loans generally include nonperforming commercial loans for which it is probable that the Bank will be unable to collect all principal and interest amounts due according to the terms of the loan agreement. Large groups of homogeneous loans such as mortgage and installment loans are collectively evaluated for impairment. Impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

  (E) SECURITIES

          The Corporation classifies all securities as available for sale. Securities available for sale are securities for which there is no positive intent to hold until maturity and which are carried at estimated fair value. Concurrent with the acquisition of Dairy, the Corporation transferred all Dairy held to maturity securities to securities available for sale. Unrealized holding gains and losses, net of the related tax effect on available for sale securities, are reported as a separate component of comprehensive income until realized. Realized gains and losses on the sale of available for sale securities are determined using the specific identification method. Premiums and discounts are amortized as an adjustment to yield using the straight-line method.

  (F) ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal amount is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

          The provision for loan losses is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, the relationship of the allowance for loan losses to outstanding loans, past loan loss experience, the estimated value of any underlying collateral, and general economic conditions.

          Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

  (G) PREMISES AND EQUIPMENT

          Land is carried at cost. Other premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following terms: buildings and improvements, 15-39 years; furniture and equipment, 5-10 years.

  (H) INVESTMENT IN CORPORATE JOINT VENTURE

          The Bank's investment in a corporate joint venture is accounted for under the equity method and is included in other assets.

  (I) FORECLOSED PROPERTIES

          Foreclosed properties acquired by the Bank through foreclosure or deed in lieu of foreclosure on loans for which the borrowers have defaulted as to the payment of principal and interest are initially recorded at the lower of the fair value of the asset, less the estimated costs to sell the asset or the carrying value of the related loan balance. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and third parties and a charge to expense is taken for the excess of the carrying value of a property over its fair value less costs to sell.

  (J) INTANGIBLE ASSETS

          Intangible assets attributable to the value of core deposits and the excess of the purchase price over the fair value of net assets (goodwill) acquired are stated at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over periods of 15-25 years. Core deposits are amortized on a straight-line basis over a period of 10 years. The Corporation reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments are recorded if it is determined that the benefit of the intangible asset has decreased.

  (K) MORTGAGE SERVICING RIGHTS

          The Corporation recognizes as a separate asset the rights to service mortgage loans for others however those servicing rights are acquired. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights.

          The value of mortgage servicing rights is amortized to expense in relation to the servicing revenue expected to be earned. The Bank periodically evaluates the carrying value and remaining amortization periods of mortgage servicing rights. The evaluation takes into consideration certain risk characteristics including loan type, interest rate, prepayment trends, volatility and external market factors.

  (L) INCOME TAXES

          The Corporation and its subsidiaries file consolidated Federal income tax returns. Federal income tax expense (benefit) is allocated based upon an intercompany tax sharing agreement. The Corporation and the Bank file separate state tax returns.

          Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  (M) PER SHARE COMPUTATIONS

          All per share financial information has been adjusted to reflect the 5-for-4 stock split declared in April, 1999. Weighted average shares outstanding were 1,734,317 for the years ended December 31, 1999, 1998 and 1997.

  (N) RECLASSIFICATIONS

          Certain amounts as previously reported in the prior year financial statements have been reclassified to conform with the current year presentation.

  (O) BUSINESS SEGMENTS

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

(2) SECURITIES AVAILABLE FOR SALE

     The amortized cost and fair values of securities available for sale at December 31, 1999 and 1998 are as follows:

                                                                         1999
                                              -----------------------------------------------------------
                                                                GROSS
                                                              UNREALIZED        GROSS
                                               AMORTIZED       HOLDING        UNREALIZED         FAIR
                                                  COST          GAINS       HOLDING LOSSES       VALUE
                                               ---------      ----------    --------------       -----
U.S. Treasury securities and obligations
  of U.S. Government corporations and
  agencies................................    $ 10,289,955    $       --     $  (365,512)     $ 9,924,443
Obligations of states and political
  subdivisions............................      54,278,285       148,640      (2,027,333)      52,399,592
Mortgage-backed securities................      33,459,162        57,214      (1,248,661)      32,267,715
Corporate notes...........................         896,486            --         (12,596)         883,890
Other securities..........................       2,123,680            --          (4,420)       2,119,260
                                              ------------    ----------     -----------      -----------
                                              $101,047,568    $  205,854     $(3,658,522)     $97,594,900
                                              ============    ==========     ===========      ===========

                                                                          1998
                                              -------------------------------------------------------------
                                                                  GROSS
                                                                UNREALIZED        GROSS
                                                                 HOLDING        UNREALIZED         FAIR
                                              AMORTIZED COST      GAINS       HOLDING LOSSES       VALUE
                                              --------------    ----------    --------------       -----
U.S. Treasury securities and obligations
  of U.S. Government corporations and
  agencies................................     $  5,791,262     $   32,395     $        --      $ 5,823,657
Obligations of states and political
  subdivisions............................       53,258,501      1,631,875         (27,954)      54,862,422
Mortgage-backed securities................       27,473,104        216,175         (66,301)      27,622,978
Commercial paper..........................        7,200,000             --              --        7,200,000
Other securities..........................        1,693,876             --          (5,438)       1,688,438
                                               ------------     ----------     -----------      -----------
                                               $ 95,416,743     $1,880,445     $   (99,693)     $97,197,495
                                               ============     ==========     ===========      ===========

     The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 AMORTIZED         FAIR
                                                                    COST           VALUE
                                                                 ---------         -----
Due in one year or less.....................................    $  5,691,114    $ 5,692,544
Due after one year through five years.......................      10,164,613     10,169,458
Due after five years through ten years......................      17,190,210     17,022,463
Due after ten years.........................................      34,542,469     32,442,720
                                                                ------------    -----------
                                                                  67,588,406     65,327,185
Mortgage-backed securities..................................      33,459,162     32,267,715
                                                                ------------    -----------
                                                                $101,047,568    $97,594,900
                                                                ============    ===========

     There were no sales of securities in 1999 or 1998. Proceeds from the sales of securities for 1997 were $3,000,000. Gains on the sale of securities were approximately $765 in 1997.

     Securities with carrying values aggregating approximately $36,385,000 and $33,974,000 at December 31, 1999 and 1998, respectively, were pledged to secure public and trust deposits and securities sold under repurchase agreements.

(3) LOANS

     Loans are summarized as follows:

                                                                    1999            1998
                                                                    ----            ----
Commercial and agricultural.................................    $ 93,549,859    $ 91,121,472
Commercial real estate......................................      69,248,003      38,017,583
Residential real estate.....................................     114,175,392      85,115,414
Consumer....................................................      20,198,954      13,783,150
Other.......................................................       1,467,428         879,038
                                                                ------------    ------------
  Subtotal..................................................     298,639,636     228,916,657
Allowance for loan losses...................................      (3,699,829)     (3,124,109)
                                                                ------------    ------------
                                                                $294,939,807    $225,792,548
                                                                ============    ============

     The following table presents data on impaired loans at December 31, 1999 and 1998:

                                                                   1999         1998
                                                                   ----         ----
Impaired loans for which an allowance has been provided.....    $1,506,000    $626,000
Impaired loans for which no allowance has been provided.....            --          --
Impairment reserve (included in allowance for loan
  losses)...................................................       368,000     119,000

                                                                 FOR THE YEARS ENDED DECEMBER 31:
                                                                ----------------------------------
                                                                   1999         1998        1997
                                                                   ----         ----        ----
Average recorded investment in impaired loans...............    $1,157,000    $625,000    $293,000
Cash basis interest income recognized from impaired loans...        78,000      29,000          --

     Nonaccrual loans totaled $1,618,000 and $927,000 at December 31, 1999 and 1998, respectively. Interest income on nonaccrual loans of $98,000, $43,000 and $16,000 was recognized for cash payments received in 1999, 1998 and 1997, respectively.

     Certain of the Corporation's and Bank's executive officers, directors, and their associates are loan customers of the Bank. As of December 31, 1999 and 1998, loans aggregating approximately $2,416,000 and $3,289,000, respectively, were outstanding to such parties. These loans were made in the ordinary course of business and on substantially the same terms as those prevailing for comparable transactions with other customers. During 1999, approximately $651,000 of new loans (additions or renewals) were made, and repayments (collections or maturities) totaled approximately $1,524,000.

     The fair value of capitalized mortgage servicing approximates the carrying value at December 31, 1999 and 1998. Changes in capitalized mortgage servicing rights is summarized as follows:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
Balance -- beginning of year................................    $386,193    $249,305    $156,217
Originated servicing rights capitalized.....................     179,190     210,999     135,924
Amortization of servicing rights............................     (74,561)    (74,111)    (42,836)
Allowance for impairment....................................          --          --          --
                                                                --------    --------    --------
Balance -- end of year......................................    $490,822    $386,193    $249,305
                                                                ========    ========    ========

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $65,443,000 and $48,884,000 at December 31, 1999 and 1998, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $73,000 and $51,000 at December 31, 1999 and 1998, respectively.

(4) ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                1999          1998          1997
                                                                ----          ----          ----
Balance at beginning of year.............................    $3,124,109    $2,608,277    $2,079,614
Balance related to acquisition...........................       541,833            --            --
Provision charged to expense.............................       850,836       800,000       600,000
Charge-offs..............................................      (932,410)     (322,687)     (107,198)
Recoveries...............................................       115,461        38,519        35,861
                                                             ----------    ----------    ----------
Balance at end of year...................................    $3,699,829    $3,124,109    $2,608,277
                                                             ==========    ==========    ==========

(5) PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1999 and 1998 is as follows:

                                                                   1999           1998
                                                                   ----           ----
Land........................................................    $ 1,197,578    $  814,072
Buildings...................................................      6,820,869     3,546,832
Furniture and equipment.....................................      4,947,908     3,477,715
                                                                -----------    ----------
                                                                 12,966,355     7,838,619
Less accumulated depreciation...............................      4,094,308     3,651,418
                                                                -----------    ----------
                                                                $ 8,872,047    $4,187,201
                                                                ===========    ==========

(6) INVESTMENT IN CORPORATE JOINT VENTURE

     The Bank and another financial institution each own 49.8% of the stock of a corporate joint venture (venture) whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $3,765,000 and liabilities of $2,104,000. The Bank guarantees a $468,000 loan used for the construction of the venture's new facility. The Bank's earnings from its investment in the venture were approximately $142,000, $51,000 and $69,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

     The Bank has a long-term cancelable contract with the venture that extends through September, 2002. At that time, the contract is automatically renewed for a period of 60 months. The Bank and the other financial institution each have the option to terminate the contract any time, but would incur a termination penalty of three times the average monthly fees over the prior three months. A termination penalty is not incurred if the Bank provides 180 days notice and continues processing up to the end of that period.

(7) DEPOSITS

     The distribution of deposits at December 31 is as follows:

                                                                    1999            1998
                                                                    ----            ----
Non-interest bearing demand deposits........................    $ 67,282,564    $ 41,374,241
Interest-bearing demand deposits............................      36,936,111      20,895,231
Savings deposits............................................     100,628,514      79,639,495
Time deposits...............................................     158,438,723     134,585,647
                                                                ------------    ------------
                                                                $363,285,912    $276,494,614
                                                                ============    ============

     At December 31, 1999, the scheduled maturities of time deposits are as follows:

2000........................................................    $112,550,578
2001........................................................      31,664,145
2002........................................................      12,914,000
2003........................................................         680,000
2004........................................................         630,000
                                                                ------------
                                                                $158,438,723
                                                                ============

     Time deposits include approximately $26,044,000 and $18,184,000 of accounts in denominations of $100,000 or more at December 31, 1999 and 1998, respectively.

(8) SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase generally mature within one day from the transaction date. The agreements to repurchase securities requires that the Bank (seller) repurchase identical securities as those that were sold. The securities underlying the agreements were under the institution's control at December 31, 1999 and 1998.

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                             1999           1998           1997
                                                             ----           ----           ----
Average balance during the year.......................    $22,902,343    $21,354,712    $20,943,788
Average interest rate during the year.................          4.79%          5.21%          5.07%
Maximum month-end balance during the year.............    $24,988,035    $25,667,090    $24,425,332
                                                          ===========    ===========    ===========

(9) BORROWED FUNDS

     Borrowed funds are summarized as follows at December 31:

                                                                   1999           1998
                                                                   ----           ----
FHLB advance, 5.71%, due June 2002..........................    $ 9,000,000    $ 9,000,000
FHLB advance, 4.91%, due October 2004.......................      5,000,000             --
FHLB advance, 5.45%, due October 2004.......................     13,000,000             --
FHLB advance, 5.50%, due October 2004.......................      5,000,000             --
FHLB advance, 5.57%, due November 2004......................      4,000,000             --
FHLB advance, 5.33%, repaid.................................             --     15,500,000
FHLB advance, 5.43%, repaid.................................             --      4,000,000
Treasury, tax, and loan account.............................      2,000,000        301,713
                                                                -----------    -----------
                                                                $38,000,000    $28,801,713
                                                                ===========    ===========

     The average rate paid on the treasury, tax and loan account was 5.60% in 1999, 5.24% in 1998, and 5.27% in 1997.

     FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank. FHLB stock and loans totaling approximately $90,498,000 and $69,348,000 were maintained as collateral to secure FHLB advances at December 31, 1999 and 1998, respectively.

(10) BENEFIT PLANS

     The Bank has a profit sharing 401(k) plan, a defined contribution plan, which is available to all employees after completion of six months of service. Employees may elect to contribute up to 10% of their income. The Bank may make a discretionary contribution up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions in 1999, 1998 and 1997. The Bank made an annual contribution to the plan as determined by the Board of Directors of $94,000, $0, and $113,000 in 1999, 1998 and 1997,
respectively. Expense associated with the plan was approximately $177,000, $91,000 and $185,000 in 1999, 1998 and 1997, respectively.

     The Bank has a defined contribution pension plan which is available to all employees after completion of six months of service provided that they are employed on the last day of the fiscal year. The Bank contributed 4%, 3%, and 3% of the qualified employees compensation for 1999, 1998 and 1997, respectively. Expense associated with the plan was approximately $141,000, $91,000, and $87,000 in 1999, 1998, and 1997, respectively.

     Effective November 30, 1999, the DSB 401(k) plan was merged with the Bank's profit sharing 401(k) plan. Participants in the DSB 401(k) plan became 100% vested in their account balances. DSB employees were eligible to participate in the benefit plans beginning December 1, 1999.

     The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future vest over each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of the termination of employment with the Corporation. The agreement requires an annual payment of $80,600 over fifteen years which is based on the officer's final salary at retirement age. Related expense for this agreement was approximately $214,000 for the year ended December 31, 1999. Included in other liabilities is the vested present value of future payments of approximately $214,000 at December 31, 1999.

     The Bank has a non-qualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or termination of employment with the Corporation. The Bank contributed approximately $71,000 under this plan for the year ended December 31, 1999. Included in other liabilities is the estimated present value of future payments of approximately $1,017,000 at December 31, 1999.

(11) INCOME TAXES

     Taxes applicable to income for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                 1999         1998          1997
                                                                 ----         ----          ----
Current:
  Federal..................................................    $945,000    $1,359,000    $1,481,000
  Wisconsin................................................          --       114,000       232,000
                                                               --------    ----------    ----------
                                                                945,000     1,473,000     1,713,000
Deferred:
  Federal..................................................     124,000      (209,000)     (248,000)
  Wisconsin................................................     (73,000)      (31,000)      (37,000)
                                                               --------    ----------    ----------
                                                                 51,000      (240,000)     (285,000)
                                                               --------    ----------    ----------
                                                               $996,000    $1,233,000    $1,428,000
                                                               ========    ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                   1999          1998
                                                                   ----          ----
Deferred tax assets:
  Unrealized depreciation on securities available for
     sale...................................................    $1,204,000    $       --
  Loans, principally due to allowance for losses............     1,268,000     1,042,000
  Deferred compensation.....................................       399,000       339,000
  Intangibles...............................................        89,000        62,000
  Accrued vacation..........................................       102,000        70,000
  State net operating loss carryforward.....................        74,000            --
  Cash to accrual adjustment from acquisition...............        92,000            --
  Other.....................................................         9,000         8,000
                                                                ----------    ----------
          Gross deferred tax assets.........................     3,237,000     1,521,000
                                                                ----------    ----------
Deferred tax liabilities:
  Premises and equipment, principally due to differences in
     depreciation...........................................      (442,000)      (63,000)
  Discount accretion........................................       (51,000)      (50,000)
  Mortgage servicing rights.................................      (192,000)     (150,000)
  Unrealized appreciation on securities available for
     sale...................................................            --      (607,000)
  Other.....................................................       (10,000)       (6,000)
                                                                ----------    ----------
          Deferred tax liabilities..........................      (695,000)     (876,000)
                                                                ----------    ----------
          Net deferred tax asset............................    $2,542,000    $  645,000
                                                                ==========    ==========

     The 1999 net deferred tax asset decreased by $1,897,000. The difference of $1,762,000 between the increase and the deferred tax benefits included in income taxes in 1999 is primarily attributable to the tax effect on the unrealized depreciation on securities available for sale which does not have an income statement impact as it is included in other comprehensive income.

     The following summarizes the sources of differences between computing income taxes at the statutory Federal rate of 34% and actual income tax expense:

                                                                1999          1998          1997
                                                                ----          ----          ----
Tax expense at statutory rate............................    $2,087,000    $1,984,000    $1,901,000
Tax-exempt interest income...............................      (824,000)     (754,000)     (537,000)
State income taxes, net of Federal income tax benefit....       (41,000)       55,000       129,000
Cash surrender value of life insurance...................       (66,000)      (61,000)      (45,000)
Deferred compensation....................................       (84,000)           --            --
Income of joint venture..................................       (48,000)      (17,000)      (23,000)
Other....................................................       (28,000)       26,000         3,000
                                                             ----------    ----------    ----------
     Actual income tax expense...........................    $  996,000    $1,233,000    $1,428,000
                                                             ==========    ==========    ==========

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts reflect the extent of involvement the Bank has in these particular classes of financial instruments.

     In the event of nonperformance, the Bank's exposure to credit loss for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The Bank does not utilize derivative instruments.

     Financial instruments whose contract amounts represent potential credit risk at December 31, 1999 and 1998 are as follows:

                                                                   1999           1998
                                                                   ----           ----
Commitments to extend credit................................    $50,834,000    $41,281,000
Standby letters of credit...................................      1,711,000      1,193,000
                                                                ===========    ===========

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Bank. The Bank evaluates the creditworthiness of each customer on a case-by-case basis and generally extends credit only on a secured basis. Collateral obtained varies but consists primarily of accounts receivable, inventory, motor vehicles, equipment, and real estate. The Bank's lending area primarily encompasses Manitowoc and Sheboygan counties, Wisconsin.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit outstanding totaling approximately $1,296,000 at December 31, 1999 expire in 2000. Approximately $8,000 of letters of credit are irrevocable. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds accounts receivable, inventory, equipment, and real estate as collateral supporting those commitments for which collateral is deemed necessary. Approximately 84% of standby letters of credit outstanding at December 31, 1999 were supported by collateral.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Bank disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Bank's financial instruments.

     The estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998 are as follows:

                                                    1999                            1998
                                        ----------------------------    ----------------------------
                                          CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                           AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                          --------       ----------       --------       ----------
Financial Assets:
  Cash and due from banks.............  $ 21,007,142    $ 21,007,142    $ 15,215,089    $ 15,215,089
  Federal funds sold and repurchase
     agreements.......................    19,708,767      19,708,767      15,622,650      15,622,650
  Securities..........................    97,594,900      97,594,900      97,197,495      97,197,495
  Loans...............................   294,939,807     297,690,000     225,792,548     232,047,000
Financial Liabilities:
  Deposits............................   363,285,912     363,285,912     276,494,614     277,044,000
  Securities sold under repurchase
     agreements.......................    22,352,259      22,352,259      24,693,765      24,693,765
  Borrowed funds......................    38,000,000      38,277,000      28,801,713      28,801,713
                                        ============    ============    ============    ============

  (A) CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS

          The carrying amounts of cash and due from banks and federal funds sold and repurchase agreements approximate fair value because of their short-term nature and because they do not present unanticipated credit concerns.

  (B) SECURITIES

          The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

  (C) LOANS

          Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value estimate for credit card loans is based on the carrying value of existing loans. The carrying value of first mortgage loans held for sale approximates fair value due to the short-term nature of the asset.

          Fair value for significant nonperforming loans is based on carrying value, less an estimate for credit risk.

          The fair values of commitments to extend credit and standby letters of credit are determined based upon the present value of fees received for those products. These amounts are not significant at December 31, 1999.

  (D) DEPOSITS

          The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, super NOW accounts, and money market checking accounts, is equal to the amount payable on demand as of December 31, 1999 and 1998. The fair value of other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered at December 31, 1999 and 1998 for deposits of similar remaining maturities.

  (E) SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

          The carrying amounts for securities sold under repurchase agreements approximate fair value because they mature in 90 days or less.

  (F) BORROWED FUNDS

          The fair values of the Federal Home Loan Bank (FHLB) of Chicago advances are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts for other borrowings approximate fair value.

  (G) LIMITATIONS

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(14) LEASES

     In January 1995, the Bank entered into an operating lease agreement for a new branch office building. The lease expires December 31, 2005, with an option whereby the Bank may extend the lease agreement for three successive periods of five years. The lease also contains an option in which after every five-year period, the Bank may purchase the building for the then fair market value. Rent expense under this agreement totaled approximately $78,000 for the years ended December 31, 1999, 1998 and 1997. On January 14, 2000, the Bank optioned to purchase the land and building for $762,000 thereby effectively terminating the lease.

     In August 1996, the Bank sold a branch office building and entered into a one-year lease of the building. The lease was extended on a month-to-month basis pending the completion of a new branch building. The building was completed and the lease effectively terminated in June, 1999. Rent expense under this agreement totaled approximately $5,300, $12,000 and $12,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(15) LEGAL PROCEEDINGS

     The Corporation is involved in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management and through consultation with legal counsel that the resolution of these legal actions will not have a material effect on the Corporation's consolidated financial condition or results of operations.

(16) REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999 and 1998, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as adequately and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                  TO BE WELL CAPITALIZED
                                                           FOR CAPITAL                 UNDER PROMPT
                                   ACTUAL               ADEQUACY PURPOSES           CORRECTIVE ACTION
                            --------------------       --------------------       ----------------------
                              AMOUNT      RATIO*         AMOUNT      RATIO*          AMOUNT      RATIO*
                              ------      ------         ------      ------          ------      ------
As of December 31, 1999:
  Total capital...........  $30,454,000     9.8%       $24,919,120    >8.0%       $31,148,900     >10.0%
                                                                      -                           -

  Tier I capital..........   26,754,000     8.6         12,459,560    >4.0         18,689,340     > 6.0
                                                                      -                           -

  Leverage................   26,754,000     6.9         15,416,920    >4.0         19,271,150     > 5.0
                                                                      -                           -
As of December 31, 1998:
  Total capital...........   33,176,000    13.6         19,474,320    >8.0         24,342,900     >10.0
                                                                      -                           -

  Tier I capital..........   30,132,000    12.4          9,737,160    >4.0         14,605,740     > 6.0
                                                                      -                           -

  Leverage................   30,132,000     8.5         14,166,160    >4.0         17,707,700     > 5.0
                                                                      -                           -
                            ===========    ====        ===========   =====        ===========    ======

-------------------------
* Total capital ratio is defined as Tier I capital plus Tier 2 capital divided by total risk-weighted assets. The Tier I capital ratio is defined as Tier I capital divided by total risk-weighted assets. The leverage ratio is defined as Tier I capital divided by the most recent quarter's average total assets.

     The declaration and payment of cash dividends by the Bank to the Corporation is restricted by certain statutory and regulatory limitations. Such dividends are also limited by regulatory capital requirements.

(17) FIRST MANITOWOC BANCORP, INC.
     (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                   ----           ----
ASSETS
Cash........................................................    $    12,088    $     2,019
Repurchase agreements with Bank.............................        286,248        466,317
Investment in Bank..........................................     33,038,984     32,260,166
Premises and equipment, net.................................      1,172,309      1,165,737
                                                                -----------    -----------
                                                                $34,509,629    $33,894,239
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................    $     3,182    $     2,392
Stockholders' equity........................................     34,506,447     33,891,847
                                                                -----------    -----------
                                                                $34,509,629    $33,894,239
                                                                ===========    ===========

                         CONDENSED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1999          1998          1997
                                                                ----          ----          ----
Income:
  Dividends received from Bank...........................    $  720,000    $  720,000    $  720,000
  Rental income received from Bank.......................        99,000        99,000       106,475
  Interest and other income..............................        19,530        25,688        21,488
                                                             ----------    ----------    ----------
       Total income......................................       838,530       844,688       847,963
Operating expenses.......................................       105,062       105,616       101,928
                                                             ----------    ----------    ----------
Income before income tax expense and equity in
  undistributed net income of Bank.......................       733,468       739,072       746,035
Income tax expense.......................................         5,648         7,991        10,900
                                                             ----------    ----------    ----------
       Income before equity in undistributed net income
          of subsidiaries................................       727,820       731,081       735,135
Equity in undistributed net income of Bank...............     4,199,822     3,870,498     3,430,460
Equity in undistributed net loss of Realty...............            --          (504)       (1,124)
                                                             ----------    ----------    ----------
  Net income.............................................    $4,927,642    $4,601,075    $4,164,471
                                                             ==========    ==========    ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                             1999           1998           1997
                                                             ----           ----           ----
Cash flows from operating activities:
  Net income..........................................    $ 4,927,642    $ 4,601,075    $ 4,164,471
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.....................................         41,125         39,146         40,907
     Increase (decrease) in other liabilities.........            790         (4,761)         1,271
     Equity in undistributed net income of Bank.......     (4,199,822)    (3,870,498)    (3,430,460)
     Equity in undistributed net loss of Realty.......             --           (504)         1,124
                                                          -----------    -----------    -----------
          Net cash provided by operating activities...        769,735        764,458        777,313
                                                          -----------    -----------    -----------
Cash flows from investing activities:
  Net purchases of premises and equipment.............        (47,697)        34,445             --
  (Increase) decrease in repurchase agreements........        180,069        (49,716)       (43,793)
  Proceeds from sale of Realty land to Bank...........             --        107,000             --
  Change in investment in Realty......................             --        (12,399)       (15,000)
                                                          -----------    -----------    -----------
          Net cash used in investing activities.......        132,372         79,330        (58,793)
                                                          -----------    -----------    -----------
Cash flows from financing activities:
  Payment on borrowed funds...........................             --        (57,818)        (9,521)
  Dividends paid......................................       (884,525)      (790,937)      (707,695)
  Other...............................................         (7,513)            --         (3,000)
                                                          -----------    -----------    -----------
          Net cash used in financing activities.......       (892,038)      (848,755)      (720,216)
                                                          -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.........................................         10,069         (4,967)        (1,696)
Cash and cash equivalents at beginning of year........          2,019          6,986          8,682
                                                          -----------    -----------    -----------
Cash and cash equivalents at end of year..............    $    12,088    $     2,019    $     6,986
                                                          ===========    ===========    ===========

(18) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following represents pro forma financial information of the Corporation which reflects the acquisition of Dairy State Financial Services, Inc. and subsidiary as if the acquisition had occurred as of the beginning of each year presented. For purposes of the pro forma information, depreciation, amortization, and income taxes have been adjusted to their accounting bases recognized in recording the combination. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such periods.

                                                                   1999           1998
                                                                   ----           ----
Net interest income.........................................    $13,802,000    $13,294,000
Net income..................................................      3,800,000      3,895,000
Earnings per share..........................................           2.19           2.25

                                     ITEM 9
                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Nine Directors serve on the Company's Board of Directors, including Thomas
J. Bare, the Company's President. Each of the Directors also serve as Directors of the Bank. Classified directorships are divided into three classes, each of which are elected for three year terms.

     Thomas J. Bare, 61, has served as a Bank Director continuously since 1981, and as a Company Director since its formation in 1983. He was appointed Cashier in 1977, and promoted to Vice President and Cashier in 1978. He served as Vice President and Cashier until September 1983 when he was appointed Acting President. In January 1984 he was elected President, his current position. Mr. Bare also serves as President of the Company; Director of FNBM Investment Corporation, the Bank's investment corporation; and Director, Secretary and Treasurer of United Financial Services, Inc., the Bank's data processing corporation. Mr. Bare's term expires in 2002.

     John M. Jagemann, 54, has served as Bank Director continuously since 1996, and as a Company Director since 1996. He is President of Aitken-Reed, Inc., a company that manufactures wire harnesses and heaters. Mr. Jagemann's term expires in 2000.

     John C. Miller, 57, has served as Bank Director continuously since 1996, and as a Company Director since 1996. He is President and Sole Director of Miller-St. Nazianz, Inc., a company that manufactures farm equipment; President and Sole Director of Miller Finance Corporation, a retail financing company; and President and Sole Director of Badger Farm Systems, a company that markets farm equipment. Mr. Miller's term expires in 2001.

     John E. Nordstrom, 64, has served as a Bank Director continuously since 1992, and as a Company Director since 1993. He is President of Omega Mfg. Corporation, a company that manufactures paper product packaging equipment. Mr. Nordstrom's term expires in 2001.

     Craig A. Pauly, 50, has served as a Bank Director continuously since 1980, and as a Company Director since its formation in 1983. He is Director/MIS at Jagemann Stamping Company, a company that manufactures metal stampings. Mr. Pauly's term expires in 2002.

     Katherine M. Reynolds, 49, has served as a Bank Director continuously since 1992, and as a Company Director since 1993. She is a attorney practicing as a member of the Manitowoc Offices of Michael Best & Friedrich LLP. Ms. Reynolds' term expires in 2002.

     John M. Webster, 54, has served as a Bank Director continuously since 1998, and as a Company Director since 1998. He is President and CEO of Crescent Woolen Mills Co., a manufacturer of woolen and synthetic yarns; and Attorney of Counsel with the Law Offices of Winter, Fox & Stangel, LLP. Mr. Webster's term expires in 2000.

     Robert S. Weinert, 60, has served as a Bank Director continuously since 1979, and as a Company Director since its formation in 1983. He is Chairman and Treasurer of Crafts, Inc., a commercial roofing company; and Treasurer of Corrosion Resistant Technologies, Inc., a coating company. Mr. Weinert's term expires in 2000.

     John J. Zimmer, 59, served as a Bank Director from 1974 to 1980. He was re-appointed to the board and has served continuously since 1988, and as a Company Director since 1989. Mr. Zimmer is President and Treasurer of J.J. Stangel Co., A Subsidiary of Industrial Distribution Group, a wholesale distributor of industrial supplies; and General Partner of Oak Park Land Co., a real estate development partnership. Mr. Zimmer's term expires in 2001.

EXECUTIVE OFFICERS

     Thomas J. Bare (see Directors)

     Joseph W. Debilzen, 45, joined the bank in April 1983 serving as Loan Officer. He was promoted to Francis Creek Branch Manager in September 1983. In August 1988, he was promoted to Assistant Vice President Branch Manager. Mr. Debilzen has served as Vice President of Branch Operations since March 1989.

     Daniel J. Lalko, 49, has served as Senior Vice President of Lending since March 1989. Mr. Lalko joined the bank in August 1982 as Vice President.

     Charles P. Riley, 49, joined the bank in May 1997 as Senior Vice President and Green Bay Marketing Manager.

     Paul H. Wojta, 40, joined the bank in November 1983 as Auditor. He was promoted to Cashier in December 1987. Mr. Wojta has served as Vice President, Cashier and BSA Officer since February 1991. Mr. Wojta also serves as a director of FNBM Investment Corporation, the Bank's investment corporation.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for each of the Company's most highly compensated executive officers, whose cash compensation exceeded $100,000, for the three previous fiscal years.

                                                                                                 OTHER
                                                                                                ANNUAL*
               NAME                         POSITION           YEAR     SALARY      BONUS     COMPENSATION
               ----                         --------           ----     ------      -----     ------------
Thomas J. Bare....................    President                1999    $210,000    $38,000      $14,232
                                      President                1998     200,000     35,000       21,624
                                      President                1997     180,000     30,000       15,900
Daniel J. Lalko...................    Senior Vice President    1999     105,000     10,000       10,950
                                      Senior Vice President    1998     100,000      9,000       10,243
                                      Senior Vice President    1997      92,000      8,500       10,178
Charles P. Riley..................    Senior Vice President    1999     102,000      3,500       10,636
                                      Senior Vice President    1998      98,000      3,500        7,098

-------------------------
* Other compensation includes amounts contributed by the Bank pursuant to a 401(k) Profit Sharing Plan and Trust that covers substantially all employees. Each year, the Bank contributes a matching contribution equal to 35% of the participant's deferral, up to 10% of the employee's salary, and a discretionary amount determined each year by the Board of Directors. For 1999, the discretionary amount was established at 3% of compensation.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"), which provides post-retirement benefits to a key officer of the Company. Under the SERP, benefit payments equal 80% of the participant's projected retirement age salary, less benefits from other Company sponsored retirement plans, including the 401(k) Plan. See Note 10 in the Consolidated Financial Statements.

     The estimated present value of annual benefits payable upon retirement, less amounts received under other Company sponsored retirement plans, at the normal retirement age of 65 for each of the executive officers participating is as follows:

                                                      ESTIMATED ANNUAL BENEFITS    ESTIMATED ANNUAL BENEFITS
                                                            PAYABLE UPON                 PAYABLE UPON
                       NAME                                  RETIREMENT                   RETIREMENT
                       ----                           -------------------------    -------------------------
Thomas J. Bare....................................             $80,600                     15 years
Daniel J. Lalko...................................                None                         None
Charles P. Riley..................................                None                         None

DIRECTOR COMPENSATION

     Directors of the Company receive $2,500 annual compensation for service in that capacity. However, as Directors of the Bank, they receive $9,100 annual compensation for service in that capacity. The Chairman of the Board of the Bank receives $11,700 annual compensation for service in that capacity. Directors receive $150 for each committee meeting attended. Directors who are also employees of the Bank receive no compensation for their capacity as Directors of the Bank's committees.

     Under a non-qualified deferred compensation plan, the Bank permits Directors to defer part of their compensation and fees by investing the deferred income in insurance policies on the Director's life, with the Bank as owner and beneficiary. The death benefit of such policies will be used by the Bank to fund the payments to the Directors. If the Director lives to age 70, the retirement age defined in the plan, the Bank will begin to pay the Director an amount which will be calculated at that time in annual payments, based upon the value of the life insurance policy and existing market conditions. If the Director lives to age 70, but dies before receiving all of the payments, the remaining payments will be paid to the Director's beneficiary. If a Director retires prior to or after age 70, the payments will be discounted or increased, as the case may be, based on the value of the life insurance policy. Finally, if the Director dies prior to age 70, the annual payments will be calculated based on the value of the life insurance policy death benefit and paid in annual payments to the Director's beneficiary.

DIRECTOR FEE DEFERRED COMPENSATION RETIREMENT PLAN

     The Company contributed $70,966 (interest only) for this plan for the year ended December 31, 1999.

     The estimated present value of annual benefits payable upon retirement for a period of ten (10) years to each current director is as follows: Thomas Bare, $40,409; John Jagemann, $56,186; John C. Miller, $40,878; John Nordstrom, $35,236; Katherine M. Reynolds, $163,091; Craig Pauly, $119,325; John M. Webster, $56,833; Robert Weinert, $67,606; and John Zimmer, $58,797.

COMPENSATION, PENSION AND RETIREMENT COMMITTEE REPORT

     The Bank's compensation program offers competitive compensation opportunities for all executive officers which are based on both the individual's contribution and the Bank's performance. The compensation paid is designed to attract, retain and reward executive officers who are capable of leading the Bank in achieving its business objectives in an industry characterized by complexity, competitiveness and constant change. The compensation of key executives is reviewed and approved annually by the Bank's Compensation, Pension and Retirement Committee.

     In its consideration of whether to increase salaries from year to year, and the amounts of increases, the Compensation, Pension and Retirement Committee reviews the overall financial performance of the Bank during the past year and the expectations for the current year. Specifically, the Committee looks to whether total return on assets is satisfactory and compare total assets and earnings levels with prior years. Special factors that are considered are whether loan delinquencies are consistent with expectations, and whether there have been any significant acquisitions or sales of assets or other extraordinary events. While no specific financial targets are set, the Committee will generally recommend increases to executives, including the chief executive officer, if the Bank continues to experience anticipated levels of financial growth.

     Salaries are also based on merit, which involves an evaluation by the Committee of how ably an executive performed the duties entailed in his or her position. Employees generally are reviewed by management, while executive officers have their performance evaluated by the President.

     Most executives receive approximately the same percentage increase in salary in any given year. In addition, as the Bank meets its budget expectations, each executive may receive a bonus. The foregoing report has been approved by the Bank's Board of Directors.

     Directors Thomas J. Bare, John M. Jagemann, Katherine M. Reynolds, Robert
S. Weinert and John J. Zimmer serve as the Bank's Compensation, Pension and Retirement Committee. Thomas J. Bare, a member of the Board of Directors of the Bank since 1981 and of the Company since the Company's formation in 1983, also serves as President of the Company and as President of the Bank. While Mr. Bare specifically excluded himself from any Committee discussion concerning his compensation, he did participate in Compensation, Pension and Retirement Committee discussions concerning other key executives' compensation.

Performance Graph

     The performance graph shown below compares the cumulative total return to the Company's stockholders over the most recent 5-year period with the Russell 2000 Index and NASDAQ Bank Index. Returns are shown on a total return basis, assuming the reinvestment of dividends based on a $100 investment beginning December 31, 1994.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
       FIRST MANITOWOC BANCORP, INC., RUSSELL 2000 INDEX, AND NASDAQ BANK

                                  [LINE GRAPH]

--------------------------------------------------------------------------------------------------------------
                                             1994       1995       1996       1997       1998       1999
--------------------------------------------------------------------------------------------------------------
    First Manitowoc Bancorp, Inc.*          $100.00    $118.06    $144.32    $180.46    $254.30    $321.83
--------------------------------------------------------------------------------------------------------------
    Russell 2000 Index                       100.00     128.44     149.62     183.07     178.41     216.34
--------------------------------------------------------------------------------------------------------------
    NASDAQ Bank Index                        100.00     144.81     182.69     298.85     263.68     242.63
--------------------------------------------------------------------------------------------------------------

* Restated for the 25% stock dividends (five for four share splits) paid April 21, 1995; April 11, 1997 and April 16, 1999.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table reflects the beneficial ownership of the Company's Shares by Directors, executive officers and by stockholders known to management to own beneficially 5% or more of the Company's Shares as of December 31, 1999, and includes all of the Company's Shares that may be acquired by such persons 60 days thereafter. The address of each of the persons named below is the address of the Company.

                                                                 NUMBER OF SHARES       PERCENT OF CLASS
       TITLE OF CLASS                       NAME                BENEFICIALLY OWNED     BENEFICIALLY OWNED
----------------------------    ----------------------------    ------------------     ------------------
Par Value $1.00                 Director
Common Stock                    Thomas J. Bare                        142,205(1)                8.19
                                John M. Jagemann                        3,187                      *
                                John C. Miller                             77                      *
                                John E. Nordstrom                       3,255(2)                   *
                                Craig A. Pauly                         20,944(3)                1.21
                                Katherine M. Reynolds                     266                      *
                                John M. Webster                           125                      *
                                Robert S. Weinert                      14,725                      *
                                John J. Zimmer                          7,237                      *
                                Executive Officer
                                Joseph W. Debilzen                      9,774(4)                   *
                                Daniel J. Lalko                         5,748(5)                   *
                                Charles P. Riley                           12                      *
                                Paul H. Wojta                          13,760(6)                   *
All Directors and Executive Officers as a Group
(13 Persons)                                                                                   12.71

-------------------------
 *  Percent of class beneficially owned less than 1%.

(1) Includes 27,175 shares held by Thomas J. Bare as an individual; 16,820 shares held in First National Bank 401(k) Profit Sharing F/B/O Thomas J. Bare; 15,983 shares held I/N/O Suzanne Bare/ Thomas J. Bare or Virginia S. Bare POA; 15,340 shares held I/N/O Joanna M. Bare; 13,626 shares held I/N/O Jonathan L. Bare; 13,771 shares held I/N/O Virginia S. Bare Custodian for Michael Bare UGTMA WI; 725 shares held in Manbank & Co. I/N/O Thomas J. Bare Custodial IRA; and 38,765 shares held in the name of Virginia S. Bare, Trustee.

(2) Includes 1,362 shares held by John E. Nordstrom as an individual; 1,768 shares held by Barbara A. Nordstrom as an individual; and 125 shares held in the name of John E. and Barbara A. Nordstrom JT.

(3) Includes 16,010 shares held by Craig A. Pauly as an individual; 1,206 shares held in the name of Craig A. and Cynthia Pauly JT; 3,484 shares held in Manbank & Co. I/N/O Craig A. Pauly Custodial IRA; and 244 shares held in Manbank & Co. I/N/O Cynthia Pauly Custodial IRA.

(4) Includes 9,045 shares held in First National Bank 401(k) Profit Sharing Plan F/B/O Joseph W. Debilzen; 434 shares held in Manbank & Co. I/N/O Janet Debilzen Custodial IRA; 163 shares held in Manbank & Co. I/N/O Joseph W. Debilzen Custodial IRA; 132 shares held I/N/O Janet L. Debilzen and Joseph
    W. Debilzen.

(5) Includes 4,222 shares held by Daniel J. Lalko as an individual; 157 shares held in the name of Daniel J. Lalko and Ann E. Lalko JT; 1,155 shares held in Manbank & Co. I/N/O Daniel J. Lalko Custodial IRA; 159 shares held in Manbank & Co. I/N/O Ann E. Lalko Custodial IRA; and 55 shares held in First National Bank 401(k) Profit Sharing Plan F/B/O Daniel J. Lalko.

(6) Includes 6,229 shares held in the name of Paul H. and Jeanne C. Wojta; and 7,531 shares held in First National Bank 401(k) Profit Sharing Plan F/B/O Paul H. Wojta.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past year the Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with its directors, officers and owners of 5% or more of the Company's outstanding shares and with their associates on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. Loans outstanding to such parties totaled $2,416,000 and $3,289,000 at December 31, 1999 and 1998,
respectively. During 1999, $651,000 of new loans were made and repayments totaled $1,524,000.

                                    PART IV

                                    ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

     Independent Auditors' Report

     Consolidated Statements of Financial Condition--December 31, 1999 and 1998

     Consolidated Statements of Income--For the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Changes in Stockholders' Equity--For the Years Ended December 31, 1999, 1998, and 1997

     Consolidated Statements of Cash Flows--For the Years Ended December 31, 1999, 1998, and 1997

     Notes to Consolidated Financial Statements

(a)(3) Exhibits

               EXHIBIT NUMBER                  SEQUENTIAL PAGE REFERENCE TO NUMBER OR INCORPORATE BY
               --------------                  -----------------------------------------------------
(3)(1) Articles of Incorporation               Filed as Exhibit (3)(1) to Report on Form 10 filed
                                               May 5, 1999.
(3)(2) Bylaws                                  Filed as Exhibit (3)(2) to Report on Form 10 filed
                                               May 5, 1999.
(11)   Statement Re Computation of Per Share   See Note 1(m) in Part II Item 8
       Earnings
(21)   Subsidiaries of the Company             Filed herewith
(23)   Consent of Independent Auditors         Filed herewith
(27)   Financial Data Schedule                 Filed herewith

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST MANITOWOC BANCORP, INC.

Date: March 17, 2000                      By:      /s/ THOMAS J. BARE
                                            ------------------------------------
                                                       Thomas J. Bare
                                                  President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ THOMAS J. BARE                                     /s/ ROBERT S. WEINERT
-----------------------------------------------------  -----------------------------------------------------
Thomas J. Bare, President and Treasurer                Robert S. Weinert, Chairman
Date: March 17, 2000                                   Date: March 17, 2000

/s/ JOHN J. ZIMMER                                     /s/ JOHN M. JAGEMANN
-----------------------------------------------------  -----------------------------------------------------
John J. Zimmer, Vice President                         John M. Jagemann, Director
Date: March 17, 2000                                   Date: March 17, 2000

/s/ JOHN C. MILLER                                     /s/ JOHN E. NORDSTROM
-----------------------------------------------------  -----------------------------------------------------
John C. Miller, Director                               John E. Nordstrom, Director
Date: March 17, 2000                                   Date: March 17, 2000

/s/ CRAIG A. PAULY                                     /s/ KATHERINE M. REYNOLDS
-----------------------------------------------------  -----------------------------------------------------
Craig A. Pauly, Director                               Katherine M. Reynolds, Director
Date: March 17, 2000                                   Date: March 17, 2000

/s/ JOHN M. WEBSTER
-----------------------------------------------------
John M. Webster, Director
Date: March 17, 2000