Form 10-Q
period 2000-03-31
FIRST MANITOWOC BANCORP INC
filed 2000-05-15
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    ------------------

Commission file number 0-25983
                       ---------------------------------------------------------

                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                            39-1435359
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization)

402 North Eighth Street, Manitowoc, Wisconsin                             54220
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

                                 Yes  X   No
                                    -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2000, was 1,734,317 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements (Unaudited):                         1

                Consolidated Statements of Financial Condition -
                March 31, 2000 and December 31, 1999                      1

                Consolidated Statements of Income -
                Three Months Ended March 31, 2000 and 1999                2

                Consolidated Statements of Changes in
                Stockholders' Equity
                Three Months Ended March 31, 2000 and 1999                3

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999                4

                Notes to Consolidated Financial Statements                5-7

        Item 2. Management's Discussion and Analysis of                   7-15
                Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk                                                      15

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                         16

        Item 2. Changes in Securities and Use of Proceeds                 16

        Item 3. Defaults Upon Senior Securities                           16

        Item 4. Submission of Matters to a Vote of Security Holders       16

        Item 5. Other Information                                         16

        Item 6. Exhibits and Reports on Form 8-K                          16

SIGNATURES


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                    March 31,           December 31,
                                                                                         2000                   1999
                                                                                    ---------           ------------
                                                                                  (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                                    $  13,780            $   21,007
         Federal funds sold and repurchase agreements                                   7,518                19,709
                                                                                    ---------            ----------
              Cash and cash equivalents                                                21,298                40,716
         Securities available for sale, at fair value                                  97,596                97,595
         Loans                                                                        307,316               298,640
         Less:  Allowance for loan losses                                              (3,821)               (3,700)
                                                                                    ---------            ----------
              Loans, net                                                              303,495               294,940
         Premises and equipment, net                                                    9,624                 8,872
         Intangible assets, net of accumulated amortization of
              $824,064 in 2000 and $711,661 in 1999                                     7,913                 8,706
         Accrued interest receivable and other assets                                  13,017                11,689
                                                                                    ---------            ----------
              Total assets                                                          $ 452,943            $  462,518
                                                                                    =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                               $  50,204            $   67,283
         Interest-bearing deposits                                                    296,994               296,003
                                                                                    ---------            ----------
              Total deposits                                                          347,198               363,286
         Securities sold under repurchase agreements                                   23,062                22,352
         Short-term borrowings                                                          1,394                 2,000
         Accrued interest payable and other liabilities                                 4,536                 4,374
         Long-term borrowings                                                          41,000                36,000
                                                                                    ---------            ----------
              Total liabilities                                                       417,190               428,012
         Stockholders' equity
              Common stock, $1.00 par value; authorized
                2,500,000 shares; issued 1,895,907 shares                               1,896                 1,896
              Additional paid-in capital                                                  652                   652
              Retained earnings                                                        35,998                34,906
              Accumulated other comprehensive (loss) income                            (2,093)               (2,248)
         Treasury stock at cost--161,590 shares                                          (700)                 (700)
                                                                                    ---------            ----------
              Total stockholders' equity                                               35,753                34,506
                                                                                    ---------            ----------
              Total liabilities and stockholders' equity                            $ 452,943            $  462,518
                                                                                    =========            ==========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                 2000           1999
                                                                 ----           ----
                                                         (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                     $6,682       $  5,035
     Federal funds sold and repurchase agreements                  80            166
     Securities:
       Taxable                                                    773            669
       Tax exempt                                                 664            665
                                                               ------       --------
       Total interest income                                    8,199          6,535

INTEREST EXPENSE
     Deposits                                                   3,397          2,673
     Short-term borrowings                                        330            304
     Long-term borrowings                                         505            389
                                                               ------       --------
      Total interest expense                                    4,232          3,366
                                                               ------       --------

NET INTEREST INCOME                                             3,967          3,169
     Provision for loan losses                                    125            150
                                                               ------       --------
       Net interest income after provision for loan losses      3,842          3,019

OTHER OPERATING INCOME
     Trust service fees                                           119            120
     Service charges on deposit accounts                          243            206
     Loan servicing income                                        117            120
     Gain on sales of mortgage loans held for sale                 13             65
     Other                                                        137             82
                                                               ------       --------
       Total other operating income                               629            593

OTHER OPERATING EXPENSE
     Salaries and employee benefits                             1,523          1,023
     Occupancy                                                    390            290
     Data processing                                              201            158
     Postage, stationery and supplies                             159            102
     Amortization of goodwill and other intangibles               112             40
     Other                                                        467            319
                                                               ------       --------
      Total other operating expense                             2,852          1,932
                                                               ------       --------

Income before income tax expense                                1,619          1,680
Income tax expense                                                302            339
                                                               ------       --------

NET INCOME                                                     $1,317       $  1,341
                                                               ======       ========

Earnings per share:  basic and diluted                         $ 0.76       $   0.77

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' Equity
                                   (UNAUDITED)

                        Three Months Ended March 31, 1999
                        (In Thousands, Except Share Data)


                                                                                                      Accumulated
                                                      Additional                                            Other
                                         Common          Paid-in          Retained     Treasury     Comprehensive
                                          Stock          Capital          Earnings        Stock     (Loss) Income          Total
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998            $ 1,896            $ 652          $ 30,869        ($700)          $ 1,175       $ 33,892
Net income                                    0                0             1,341            0                 0          1,341
Other comprehensive (loss) income:
     Unrealized holding loss arising
     during period                            0                0                 0            0              (480)          (480)
     Income tax effect                        0                0                 0            0               170            170
                                                                                                                          ------
Comprehensive income                                                                                                    $  1,031

Cash dividends ($ .12 per share)              0                0              (208)           0                 0           (208)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999               $ 1,896            $ 652          $ 32,002        ($700)          $   865       $ 34,715


                       Three Months Ended March 31, 2000
                       (In Thousands, Except Share Data)

                                                                                                      Accumulated
                                                      Additional                                            Other
                                         Common          Paid-in          Retained     Treasury     Comprehensive
                                          Stock          Capital          Earnings        Stock     (Loss) Income          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $ 1,896            $ 652          $ 34,906       ($700)           $(2,248)       $34,506

Net income                                    0                0             1,317            0                 0          1,317
Other comprehensive (loss) income:
     Unrealized holding gain arising
     during period                            0                0                 0            0               232            232
     Income tax effect                        0                0                 0            0               (77)           (77)
                                                                                                                        --------
Comprehensive income                                                                                                      $1,472

Cash dividends ($ .13 per share)              0                0              (225)           0                  0          (225)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000               $ 1,896            $ 652          $ 35,998        ($700)          $ (2,093)      $35,753


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $     1,317        $    1,341
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            125               150
         Depreciation of premises and equipment                                               214               120
         Amortization of intangible assets                                                    112                65
         Amortization (accretion) of securities                                                 5                 3
         Proceeds from sale of mortgage loans held for sale                                 3,619            11,375
         Originations of mortgage loans held for sale                                      (3,590)          (11,375)
         Gain on sales of mortgage loans held for sale                                         13                40
         Undistributed income of joint venture                                                (52)              (25)
         Increase in accrued interest receivable and other assets                            (535)             (934)
         Increase in accrued interest payable and other liabilities                           162               277
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   1,390             1,037
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                              7,360            18,720
     Purchases of securities available for sale                                            (7,134)          (25,334)
     Net increase in loans                                                                 (8,859)             (522)
     Purchases of premises and equipment                                                     (966)             (522)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (9,599)           (7,658)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                             (16,088)           (8,832)
     Net increase (decrease) in securities sold under repurchase agreements                   710            (2,073)
     Proceeds from advances on borrowed funds                                              14,000               932
     Repayments on advances from borrowed funds                                            (9,606)                0
     Dividends paid                                                                          (225)             (208)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 (11,209)          (10,181)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (19,418)          (16,802)
Cash and cash equivalents at beginning of period                                           40,716            30,838
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    21,298        $   14,036
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                     $     3,952        $    3,489
         Income taxes                                                                           2               101
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:
     Loans receivable transferred to other real estate                                $         0        $      130
-------------------------------------------------------------------------------------------------------------------
(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s ("Corporation") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 1999 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2000 presentation.

The Corporation consummated the acquisition of Dairy State Financial Services, Inc. ("Dairy"), a Wisconsin bank holding company, in December 1999. Dairy's wholly-owned subsidiary, Dairy State Bank, (DSB), had two locations in Plymouth, Wisconsin, which are now branch offices of the Bank. Dairy had approximately $66 million in assets at date of acquisition. Dairy and its wholly-owned subsidiary, DSB, were merged into the Bank at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $7.9 million was recorded. The Company's financial statements reflect the accounts and operations of Dairy beginning on December 1, 1999. The Corporation recorded all Dairy assets and liabilities at fair value at date of acquisition.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)


                                                                                         March 31, 2000
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                             $   9,779                      $   9,475
Obligations of states and political subdivisions                              55,364                         53,700
Mortgage-backed securities                                                    32,260                         31,024
Corporate notes                                                                  947                            930
Other securities                                                               2,467                          2,467
                                                                           ---------                      ---------
Total                                                                      $ 100,817                      $  97,596
                                                                           =========                      =========

                                                                                    December 31, 1999

                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                             $  10,290                      $   9,924
Obligations of states and political subdivisions                              54,278                         52,400
Mortgage-backed securities                                                    33,459                         32,268
Corporate notes                                                                  896                            884
Other securities                                                               2,124                          2,119
                                                                           ---------                      ---------
Total                                                                      $ 101,047                      $  97,595
                                                                           =========                      =========


NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                           Summary of Loan Portfolio
                             (Dollars In Thousands)

                                                     March 31, 2000                   December 31, 1999
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
                                                    ------      -----------         ------       -----------

Commercial and Agricultural                      $  97,572           31.75%       $ 93,550            31.33%
Commercial Real Estate                              71,578           23.29%         69,248            23.19%
Residential Real Estate                            115,961           37.73%        114,176            38.23%
Consumer                                            20,869            6.79%         20,199             6.76%
Other                                                1,336             .44%          1,467              .49%
                                                 ---------     ------------      ---------       -----------
Total                                            $ 307,316          100.00%      $ 298,640           100.00%
                                                 =========     ============      =========       ===========

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                                    For the Three     For the Three
                                                                                     Months Ended      Months Ended
                                                                                        March 31,         March 31,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                  (In Thousands)

-------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                            $ 3,700           $ 3,124

Provision charged to expense                                                                  125               150
Charge-offs                                                                                  (15)              (60)
Recoveries                                                                                     11                12
                                                                                          -------           -------
Balance at end of period                                                                  $ 3,821           $ 3,226
                                                                                          =======           =======


NOTE 6:  Business Segments

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Forward-looking statements have been made by First Manitowoc Bancorp, Inc. (the "Corporation") in this document and in documents incorporated by reference that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Corporation's expectations of future results of operations. The words "believes," "expects," "anticipates" or similar expressions identify forward-looking statements.

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

EARNINGS


                                                  Net Income
                                   (Dollars In Thousands, Except Share Data)

--------------------------------------------------------------------------------
                                         Three Months      Three Months
                                                Ended             Ended
                                            March 31,         March 31,
                                                 2000              1999
--------------------------------------------------------------------------------
Net Income                                     $1,317            $1,341

EPS-Basic & Diluted                             $ .76             $ .77

Return on Average Assets                        1.15%             1.48%

Return on Average Equity                       15.00%            15.63%
--------------------------------------------------------------------------------


All per share financial information has been adjusted to reflect the five for four stock dividend declared on April 16, 1999. Weighted average shares outstanding were 1,734,317 for the three months ended March 31, 2000 and 1999.

Net income for the three months ended March 31, 2000 was $1,317,000 compared to $1,341,000 for the three months ended March 31, 1999, a decrease of $24,000, or 1.79%. Interest income increased $1,664,000 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. Interest expense increased $866,000 primarily as a result of the increase in deposits from the Dairy acquisition. Other operating income increased $36,000 primarily as a result of an increase in service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in earnings by the Bank's data processing center, which is a corporate joint venture. Other operating expense increased $920,000. This is a result of increased salaries and employee benefits expense due to the additional salaries and wages for employees acquired as part of the Dairy acquisition, the new staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. In addition, there was one more pay period in the first quarter of 2000 compared to the first quarter of 1999. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition. Other expenses increased due to increased printing and supplies expense related to the Dairy acquisition. Earnings per share for the three months ended March 31, 2000 was $0.76 compared to $0.77 for the three months ended March 31, 1999.

Return on average assets (ROA) on an annualized basis for the first quarter of 2000 was 1.15% compared to 1.48% for the first quarter in 1999. Return on average equity (ROE) on an annualized basis for the first quarter of 2000 was 15.00% compared to 15.63% for the first quarter of 1999.

                                                                   AVERAGE BALANCES, YIELD AND RATES
                                                                   ---------------------------------

                                                    For the three months                           For the three months
                                                    ended March 31, 2000                           ended March 31, 1999
                                              Average         Income/     Yield/              Average        Income/     Yield/
                                              Balance         Expense       Rate              Balance        Expense       Rate
                                              -------         -------       ----              -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                      $   3,221,000    $     60,304      7.49%        $  11,014,000    $   165,912      6.11%
Investment securities                     100,165,000       1,833,262      7.34%          102,460,000      1,704,496      6.69%
Loans                                     302,855,000       6,779,364      8.95%          228,414,000      5,075,887      8.89%
                                        -------------    ------------   --------        -------------    -----------    -------
Total interest earning assets           $ 406,241,000    $  8,672,930      8.56%        $ 341,888,000    $ 6,946,295      8.24%

Other assets                               37,766,000                                      19,017,000
                                        -------------                                   -------------
TOTAL ASSETS                            $ 444,007,000                                   $ 360,905,000
                                        =============                                   =============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits               $ 294,527,000    $  3,400,707      4.63%        $ 234,187,000    $ 2,678,474      4.60%
Repurchase agreements                      20,221,000         261,493      5.19%           24,709,000        295,297      4.81%
Federal funds purchased                     3,469,000          51,454      5.95%                2,000             20      4.06%
Borrowings                                 37,777,000         522,482      5.55%           29,299,000        398,455      5.47%
                                        -------------    ------------   --------        -------------    -----------    -------
Total interest-bearing liabilities      $ 355,994,000    $  4,236,136      4.77%        $ 288,197,000    $ 3,372,246      4.75%

Demand deposits                         $  49,371,000                                      35,572,000
Other liabilities                           4,190,000                                       3,364,000
                                        -------------                                   -------------
Total liabilities                       $ 409,555,000                                   $ 327,133,000

Stockholders' equity                       34,452,000                                      33,772,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $444,007,000                                    $360,905,000
                                         ============                                    ============

Net interest income and
interest rate spread                                     $  4,436,793      3.79%                         $ 3,574,049      3.49%

Net interest income as
a percent of earning assets (annualized)                                   4.38%                                          4.24%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2000 has been characterized by generally increasing interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2000 and 1999.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999:

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2000 increased by $862,744 or 24.14% compared to the three months ended March 31, 1999. Interest income increased $1,726,635 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. For the first quarter of 2000, the average balance for the loans acquired from Dairy was $53,944,000. Total average loans increased from $228,414,000 for the first quarter of 1999 to $302,855,000 for the first quarter of 2000 while interest rates on loans increased from 8.89% for the first quarter of 1999 to 8.95% for the first quarter of 2000. Interest expense increased $863,890 primarily as a result of the increase in deposits from the Dairy acquisition. For the first quarter of 2000, the average balance for the deposits acquired from Dairy was $59,053,000. Total average interest-bearing deposits increased from $234,187,000 for the first quarter of 1999 to $294,527,000 for the first quarter of 2000 while interest rates paid on interest-bearing deposits increased from 4.60% for the first quarter of 1999 to 4.63% for the first quarter of 2000. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.79% for the three months ended March 31, 2000, an increase of 30 basis points over the interest rate spread of 3.49% for the three months ended March 31, 1999.

Net interest margin for the three months ended March 31, 2000 was 4.38% compared with 4.24% for the three months ended March 31, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2000, the Bank charged $125,000 to expense for the provision for loan loss compared to $150,000 for the three months ended March 31, 1999.


                                                 Allowance for Loan Losses
                                                      (In Thousands)
--------------------------------------------------------------------------------
                                               Three Months      Three Months
                                                      Ended             Ended
                                                  March 31,         March 31,
                                                       2000              1999
--------------------------------------------------------------------------------

Balance at beginning of period                      $ 3,700           $ 3,124
     Charge-offs                                        (15)              (60)
     Recoveries                                          11                12
                                                    -------           -------
Net (charge-offs) recoveries                             (4)              (48)
Provision for loan losses                               125               150
                                                    -------           -------
Balance at end of period                            $ 3,821           $ 3,226
                                                    =======           =======

Ratio of net charge-offs during period to
average loans outstanding during period                .00%              .02%

Ratio of allowance for loan losses
to total loans                                        1.24%             1.41%
--------------------------------------------------------------------------------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of a lower allowance on the loans acquired from Dairy.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb estimated credit losses in its loan portfolio as of March 31, 2000 based on its most recent evaluation of these factors.

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

                                    Allocation of Allowance for Loan Losses
                                               (In Thousands)
---------------------------------------------------------------------------------------------------------

                                                                     March 31,               December 31,
                                                                          2000                       1999
---------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                $    690                   $    694

Loan Type Allocation:
Commercial & Agricultural                                                2,551                      2,069
Commercial Real Estate                                                     266                        192
Residential Real Estate                                                     70                         72
Consumer                                                                    71                         49
                                                                      --------                   --------
                                                                         2,957                      2,382

Unallocated                                                                174                        624
                                                                      --------                   --------
Total Reserve                                                         $  3,821                   $  3,700
---------------------------------------------------------------------------------------------------------

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

Total nonperforming loans at March 31, 2000 were $1,620,000, a decrease of $19,000 from December 31, 1999. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

    .
-------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,             December 31,
                                                                                      2000                     1999
-------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                                  $  1,556                 $  1,618
Accruing Loans Past Due 90 days or More                                                 64                       21
                                                                                  --------                 --------
Total Nonperforming Loans                                                         $  1,620                 $  1,639
Nonperforming Loans as a Percent of Loans                                             .53%                     .55%
-------------------------------------------------------------------------------------------------------------------


OTHER OPERATING INCOME

                                                     Other Operating Income
                                                          (In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months
                                                         Ended             Ended
                                                     March 31,         March 31,
                                                          2000              1999
-------------------------------------------------------------------------------------------------------------------

Trust Service Fees                                     $   119         $   120
Service Charges on Deposit Accounts                        243             206
Loan Servicing Income                                      117             120
Gain on Sales of  Mortgage Loans Held for Sale              13              65
Other                                                      137              82
                                                       -------         -------
Total Other Operating Income                           $   629         $   593
-------------------------------------------------------------------------------------------------------------------

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999:

Other operating income for the first quarter of 2000 was $629,000 compared to $593,000 for the first quarter of 1999, an increase of $36,000 or 6.07%. The increase resulted primarily from increased service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in earnings by the Bank's data processing center, which is a corporate joint venture. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold to the FNMA secondary market during the first quarter 2000 due to interest rate increases.

OTHER OPERATING EXPENSE

                                                      Other Operating Expense
                                                          (In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                  Three Months     Three Months
                                                         Ended            Ended
                                                     March 31,        March 31,
                                                          2000             1999
-------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                         $ 1,523          $ 1,023
Occupancy                                                  390              290
Data Processing                                            201              158
Postage, Stationery and Supplies                           159              102
Amortization of Goodwill and Other Intangibles             112               40
Other                                                      467              319
                                                       -------          -------
Total Other Operating Expense                          $ 2,852          $ 1,932
-------------------------------------------------------------------------------------------------------------------

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999:

Other operating expense for the first quarter of 2000 was $2,852,000 compared to $1,932,000 for the first quarter of 1999, an increase of $920,000, or 47.62%. The increase is a result of increased salaries and employee benefits expense due to the additional salaries and wages for employees acquired as part of the Dairy acquisition, the new staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. In addition, there was one more pay period in the first quarter of 2000 compared to the first quarter of 1999. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition. Other expenses increased due to increased regulatory and professional fees, increased insurance expense, increased collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, increased telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2000 was 18.65% compared to 20.18% for the three months ended March 31, 1999. The decrease in effective tax rates in the period is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.

BALANCE SHEET

MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

The Corporation's total assets decreased from $462.5 million at December 31, 1999 to $452.9 million at March 31, 2000. Cash and federal funds sold decreased $19.4 million while loans increased $8.7 million. The decrease in cash and federal funds sold is a result of lower cash balances being kept on hand after the passing of the beginning of the Year 2000 and the payout to Dairy stockholders relating to the Dairy acquisition. The increase in loans is a result of customer demand for commercial and agricultural loans and commercial real estate loans.

Deposits decreased $16.1 million to $347.2 million at March 31, 2000 from $363.3 million at December 31, 1999. Long-term borrowings increased $5.0 million from $36.0 million at December 31, 1999 to $41.0 million at March 31, 2000. The decrease in deposits was a result of the payout to Dairy stockholders relating to the Dairy acquisition. The increase in long-term borrowings was a result of the borrowing of funds in order to fund the increase in loans, as noted above.

LIQUIDITY MANAGEMENT

Liquidity describes the ability of the Bank to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Bank maintains its asset liquidity position internally through cash and cash equivalents, short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at adequate levels.

CAPITAL RESOURCES AND ADEQUACY


                                                              Capital
                                               (Dollars In Thousands, Except Share Data)


-------------------------------------------------------------------------------------------------------------------
                                                                               March 31,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity                                                           $ 35,753                    $ 34,506
Tier 1 Capital to Risk Weighted Assets-Period End                                   8.9%                       8.6%
Total Capital to Risk Weighted Assets-Period End                                   10.1%                       9.8%
Tier 1 Leverage Ratio-Period End                                                    6.5%                       6.9%

Dividends Per Share-This Quarter                                                $   0.13                   $   0.15
Dividends Per Share-Year to Date                                                    0.13                       0.51

Earnings Per Share-This Quarter                                                 $   0.76                   $   0.50
Earnings Per Share-Year to Date                                                     0.76                       2.84

Dividend Payout Ratio-This Quarter                                                17.11%                     30.00%
Dividend Payout Ratio-Year to Date                                                17.11%                     17.96%
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $1.3 million from $34.5 million at December 31, 1999 to $35.8 million at March 31, 2000. Net income for the three month period ending March 31, 2000 was $1.3 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2000 and December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2000 and December 31, 1999, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

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

In June 1999, the FASB issued SFAS No. 137 which extended the effective date of SFAS 133 by one year to apply to fiscal years beginning after June 15, 2000. The Corporation may implement the statement as of the beginning of any quarter after issuance, however it cannot be applied retroactively. SFAS 133 must be applied to derivative financial instruments that were issued, acquired or substantially modified after December 31, 1997.

In the opinion of management, the Corporation currently has no derivative financial instruments. The adoption of SFAS Nos. 133 and 137 is not expected to have a material effect on the Corporation's financial position, results of operations or liquidity.

RECENT DEVELOPMENTS

On February 22, 2000 the Board of Directors of the Corporation adopted restated and amended Bylaws of the Corporation, which are included in this Form 10-Q as
Exhibit 3.2.

On March 20, 2000, the Bank opened a new branch office located at 2865 South Ridge Road, Green Bay, Wisconsin 54324 ("Ashwaubenon Branch Office").


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 1999 in the Corporation's 1999 Form 10-K Annual Report.

                          FIRST MANITOWOC BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Corporation nor any of its subsidiaries are involved in any pending legal proceedings involving results in which management believes are material to the financial condition and results of operations of the Corporation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:
         3.2      Bylaws of the Company
         27.1     Financial Data Schedule

b) Reports on Form 8-K:

         On January 6, 2000, the Corporation filed Form 8-K regarding a completed acquisition. The Corporation had entered into an agreement and plan of merger with Dairy State Financial Services, Inc. ("Dairy State"), providing for the merger of Dairy State with a wholly owned subsidiary of the Corporation. Following the merger, Dairy State was liquidated and Dairy State Bank, Plymouth, Wisconsin, Dairy State's Wisconsin chartered bank subsidiary, was merged with and into First National Bank in Manitowoc, the Corporation's national bank subsidiary.

         There were no other reports on Form 8-K filed for the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   FIRST MANITOWOC BANCORP, INC.
                                   (Registrant)



Date:  May 12, 2000                ------------------------------------------
                                   Thomas J. Bare
                                   President


Date:  May 12, 2000                ------------------------------------------
                                   Paul H. Wojta
                                   Vice President and Cashier