Form 10-Q
period 2000-06-30
FIRST MANITOWOC BANCORP INC
filed 2000-08-14
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ----------------------
Commission file number 0-25983
                       ---------------------------------------------------------


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

                                 Yes  X  No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 2000, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.           FINANCIAL INFORMATION
                  Item 1.  Financial Statements (Unaudited):

                           Consolidated Statements of Financial Condition -
                           June 30, 2000 and December 31, 1999                                            1

                           Consolidated Statements of Income -
                           Three and Six Months Ended June 30, 2000 and 1999                              2

                           Consolidated Statements of Changes in
                           Stockholders' Equity
                           Six Months Ended June 30, 2000 and 1999                                        3

                           Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2000 and 1999                                        4

                           Notes to Consolidated Financial Statements                                     5

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              17

                  Item 2.  Changes in Securities and Use of Proceeds                                      17

                  Item 3.  Defaults Upon Senior Securities                                                17

                  Item 4.  Submission of Matters to a Vote of Security Holders                            17

                  Item 5.  Other Information                                                              17

                  Item 6.  Exhibits and Reports on Form 8-K                                               18

                  Signatures                                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    Unaudited
                                                                                     June 30,         December 31,
                                                                                         2000                 1999
                                                                                         ----                 ----
                                                                                  (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                                   $   15,438            $   21,007
         Federal funds sold and repurchase agreements                                   2,166                19,709
                                                                                   ----------            ----------
              Cash and cash equivalents                                                17,604                40,716
         Securities available for sale, at fair value                                 102,134                97,595
         Loans                                                                        317,256               298,640
         Less: Allowance for loan losses                                               (3,770)               (3,700)
                                                                                   ----------            ----------
              Loans, net                                                              313,486               294,940
         Premises and equipment, net                                                    9,669                 8,872
         Intangible assets, net of accumulated amortization of
              $936,126 in 2000 and $711,661 in 1999                                     7,818                 8,706
         Accrued interest receivable and other assets                                  12,170                11,689
                                                                                   ----------            ----------
              Total assets                                                         $  462,881            $  462,518
                                                                                   ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                              $   56,420            $   67,283
         Interest-bearing deposits                                                    314,812               296,003
                                                                                   ----------            ----------
              Total deposits                                                          371,232               363,286
         Securities sold under repurchase agreements                                   17,564                22,352
         Short-term borrowings                                                          2,000                 2,000
         Accrued interest payable and other liabilities                                 4,982                 4,374
         Long-term borrowings                                                          30,000                36,000
                                                                                   ----------            ----------
              Total liabilities                                                       425,778               428,012

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                10,000,000 shares; issued 3,791,814 shares                              3,792                 3,792
              Retained earnings                                                        35,962                33,662
              Accumulated other comprehensive (loss)                                   (1,951)               (2,248)
         Treasury stock at cost--323,180 shares                                          (700)                 (700)
                                                                                   ----------            ----------
              Total stockholders' equity                                               37,103                34,506
                                                                                   ----------            ----------
              Total liabilities and stockholders' equity                           $  462,881            $  462,518
                                                                                   ==========            ==========


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                                       ------
                                                                 2000           1999             2000          1999
                                                                 ----           ----             ----          ----
                                                                          (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                   $  6,992       $  5,112          $13,674       $10,122
     Federal funds sold and repurchase agreements                 123             41              203           207
     Securities:
       Taxable                                                    763            716            1,536         1,410
       Tax exempt                                                 679            671            1,343         1,336
                                                             --------       --------          -------       -------
       Total interest income                                    8,557          6,540           16,756        13,075

INTEREST EXPENSE
     Deposits                                                   3,726          2,578            7,123         5,251
     Short-term borrowings                                        305            295              635           599
     Long-term borrowings                                         597            394            1,102           783
                                                             --------       --------          -------       -------
      Total interest expense                                    4,628          3,267            8,860         6,633
                                                             --------       --------          -------       -------

NET INTEREST INCOME                                             3,929          3,273            7,896         6,442
     Provision for loan losses                                     75            150              200           300
                                                             --------       --------          -------       -------
       Net interest income after provision for loan losses      3,854          3,123            7,696         6,142

OTHER OPERATING INCOME
     Trust service fees                                           142            133              261           253
     Service charges on deposit accounts                          272            250              515           456
     Loan servicing income                                         71             98              188           218
     Gain on sales of mortgage loans held for sale                  8             32               21            97
     Other                                                        173             75              310           157
                                                             --------       --------          -------       -------
       Total other operating income                               666            588            1,295         1,181

OTHER OPERATING EXPENSE
     Salaries and employee benefits                             1,330          1,158            2,853         2,181
     Occupancy                                                    394            228              784           518
     Data processing                                              249            172              450           330
     Postage, stationery and supplies                             113             96              272           198
     Amortization of goodwill and other intangibles               112             40              224            80
     Other                                                        562            437            1,029           756
                                                             --------       --------          -------       -------
      Total other operating expense                             2,760          2,131            5,612         4,063
                                                             --------       --------          -------       -------

Income before income tax expense                                1,760          1,580            3,379         3,260
Income tax expense                                                326            288              628           627
                                                             --------       --------          -------       -------

NET INCOME                                                   $  1,434       $  1,292          $ 2,751       $ 2,633
                                                             ========       ========          =======       =======

Earnings per share:  basic and diluted                       $   0.41       $   0.38          $  0.79      $   0.76


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         Six Months Ended June 30, 1999
                        (In Thousands, Except Share Data)


                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             $3,792         $ 29,625              ($700)     $    1,175          $ 33,892
Cash paid for fractional shares               0               (7)                 0               0                (7)
Net income                                    0            2,633                  0               0             2,633
Other comprehensive (loss) income:
     Unrealized holding loss arising
     during period                            0                0                  0          (2,809)           (2,809)
     Income tax effect                        0                0                  0             972               972
                                                                                                               ------
Comprehensive income                                                                                            $ 796

Cash dividends ($ .12 per share)              0             (416)                 0               0              (416)
---------------------------------------------------------------- ------------------ --------------- ------------------
BALANCE AT JUNE 30, 1999                 $3,792         $ 31,835              ($700)      $    (662)          $34,265



                                            Six Months Ended June 30, 2000
                                           (In Thousands, Except Share Data)
                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $3,792          $33,662            ($700)         $(2,248)          $34,506

Net income                                     0            2,751                0                0             2,751
Other comprehensive (loss) income:
     Unrealized holding gain arising
     during period                             0                0                0              448               448
     Income tax effect                         0                0                0             (151)             (151)
                                                                                                              -------
Comprehensive income                                                                                          $ 3,048

Cash dividends ($ .13 per share)               0             (451)               0                0              (451)
----------------------------------------------------------------- ---------------- ---------------- -----------------
BALANCE AT JUNE 30, 2000                  $3,792          $35,962            ($700)         $(1,951)          $37,103

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                                  -------
                                                                                           2000              1999
                                                                                       ----------        ----------
                                                                                              (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $    2,751        $    2,633
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            200               300
         Depreciation of premises and equipment                                               430               245
         Amortization of intangible assets                                                    224                80
         Amortization of securities, net                                                        9                 9
         Proceeds from sale of mortgage loans held for sale                                 6,987            17,503
         Originations of mortgage loans held for sale                                     (6,867)          (17,503)
         Gain on sales of mortgage loans held for sale                                         21                97
         Undistributed income of joint venture                                              (109)              (56)
         Decrease (increase) in accrued interest receivable and other assets                  110           (1,339)
         Increase in accrued interest payable and other liabilities                           608               290
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   4,364             2,259
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                              9,393            33,849
     Purchases of securities available for sale                                          (13,504)          (36,740)
     Net increase in loans                                                               (18,845)           (8,698)
     Purchases of premises and equipment                                                  (1,313)           (1,304)
     Sales of premises and equipment                                                           86                94
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (24,183)          (12,799)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                    7,946           (6,013)
     Net (decrease) increase in securities sold under repurchase agreements               (4,788)             5,734
     Proceeds from advances on borrowed funds                                              14,000             1,698
     Repayments on advances from borrowed funds                                          (20,000)                 0
     Dividends paid                                                                         (451)             (423)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       (3,293)               996
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (23,112)           (9,544)
Cash and cash equivalents at beginning of period                                           40,716            30,838
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  17,604      $     21,294
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                       $   8,161     $       6,802
         Income taxes                                                                         552               893
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing
activities not described in the notes to the financial statements:
    Loans receivable transferred to other real estate                                   $       0     $         158
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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. All intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2000 presentation.

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

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:



                                               Investment Securities
                                                  (In Thousands)
                                                                                       June 30, 2000
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                             $  10,779                      $  10,436
Obligations of states and political subdivisions                              57,989                         56,653
Mortgage-backed securities                                                    32,925                         31,623
Corporate notes                                                                  947                            923
Other securities                                                               2,499                          2,499
                                                                           ---------                      ---------
Total                                                                      $ 105,139                      $ 102,134
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
                                                                           =========                      =========


NOTE 4:  Loan Portfolio

Loans are summarized as follows:




                                           Summary of Loan Portfolio
                                            (Dollars In Thousands)


                                                      June 30, 2000                   December 31, 1999
                                                                 Percent of                       Percent of
                                                   Amount       Total Loans        Amount        Total Loans
                                                  --------      -----------      ---------       -----------
Commercial and Agricultural                       $100,076           31.54%       $ 93,550            31.33%
Commercial Real Estate                              74,218           23.39%         69,248            23.19%
Residential Real Estate                            120,324           37.93%        114,176            38.23%
Consumer                                            21,224            6.69%         20,199             6.76%
Other                                                1,414             .45%          1,467              .49%
                                                  --------      -----------      ---------       -----------
Total                                             $317,256          100.00%       $298,640           100.00%
                                                  ========      ===========      =========       ===========

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:


                                                                                      For the Six       For the Six
                                                                                     Months Ended      Months Ended
                                                                                         June 30,          June 30,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                       $      3,700      $      3,124

Provision charged to expense                                                                  200               300
Charge-offs                                                                                 (153)              (69)
Recoveries                                                                                     23                18
                                                                                     ------------      ------------
Balance at end of period                                                             $      3,770      $      3,373
                                                                                     ============      ============


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

EARNINGS



                                                Net Income
                                (Dollars In Thousands, Except Share Data)
----------------------------------------------------------------------------------------------------------

                                         Three Months      Three Months       Six Months        Six Months
                                                Ended             Ended            Ended             Ended
                                             June 30,          June 30,         June 30,          June 30,
                                                 2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------
Net Income                               $      1,434      $      1,292     $      2,751     $      2,633

EPS-Basic & Diluted                      $        .41      $        .38     $        .79     $        .76

Return on Average Assets                         1.25%             1.42%            1.23%            1.43%

Return on Average Equity                        16.06%            15.00%           16.37%           15.45%
----------------------------------------------------------------------------------------------------------


All per share financial information has been adjusted to reflect the five for four stock dividend declared on April 16, 1999, and the two for one stock dividend declared on May 23, 2000. Weighted average shares outstanding were 3,468,634 for the three months ended June 30, 2000 and 1999.

Net income for the three months ended June 30, 2000 was $1,434,000 compared to $1,292,000 for the three months ended June 30, 1999, an increase of $142,000, or 10.99%. Interest income increased $2,017,000 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. Interest expense increased $1,361,000 primarily as a result of the increase in deposits from the Dairy acquisition, and an increase in interest rates. Other operating income increased $78,000 primarily as a result of an increase in service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in earnings by the Bank's data processing center, which is a corporate joint venture. Other operating expense increased $629,000. This is a result of increased salaries and employee benefits expense due to the additional salaries and wages for employees acquired as part of the Dairy acquisition, the new staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition. Other expenses increased due to increased printing and supplies expense related to the Dairy acquisition.

Net income for the six months ended June 30, 2000 was $2,751,000 compared to $2,633,000 for the six months ended June 30, 1999, an increase of $118,000 or 4.48%. Interest income increased $3,681,000 primarily due to the increase in loans from the Dairy acquisition and an increase in interest yields. Interest expense increased $2,227,000 primarily due to the increase in deposits from the Dairy acquisition and an increase in interest rates. Other operating income increased $114,000 primarily as a result of an increase in service charges on deposit accounts and an increase in earnings by the Bank's data processing center. Other operating expense increased $1,549,000, a result of increased salaries and employee benefits resulting from the Dairy acquisition, new staff at the Bank's new office in Ashwaubenon, and annual merit increases. Occupancy expense increased due to the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill and printing and supplies increased due to the Dairy acquisition. Earnings per share for the six months ended June 30, 2000 was $0.79 compared to $0.76 for the six months ended June 30, 1999.

Return on average assets (ROA) on an annualized basis for the first six months of 2000 was 1.23% compared to 1.43% for the first six months in 1999. Return on average equity (ROE) on an annualized basis for the first six months of 2000 was 16.37% compared to 15.45% for the first six months of 1999.

                        Average Balances, Yield and Rates




                                                       For the three months                              For the three months
                                                       ended June 30, 2000                               ended June 30, 1999
                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              -------         -------       ----                   -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                      $   8,169,000     $   123,576      6.05%             $   3,362,000    $    40,733      4.86%
Investment securities                     100,035,000       1,853,693      7.43%               101,415,000      1,736,592      6.87%
Loans                                     313,215,000       7,034,003      9.01%               235,362,000      5,203,476      8.87%
                                        -------------     -----------     ------             -------------    -----------    -------
Total interest earning assets           $ 421,419,000     $ 9,011,272      8.55%             $ 340,139,000    $ 6,980,801      8.23%

Other assets                               37,152,000                                           20,970,000
                                        -------------                                        -------------
TOTAL ASSETS                            $ 458,571,000                                        $ 361,109,000
                                        =============                                        =============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                $304,775,000      $3,729,119      4.91%              $231,578,000     $2,583,613      4.47%
Repurchase agreements                      20,878,000         286,256      5.50%                21,782,000        257,450      4.74%
Federal funds purchased                             0               0      0.00%                 2,659,000         24,762      3.74%
Borrowings                                 40,007,000         615,132      6.17%                29,676,000        405,053      5.48%
                                        -------------     -----------     ------             -------------    -----------    -------
Total interest-bearing liabilities       $365,660,000      $4,630,507      5.07%             $ 285,695,000     $3,270,878      4.59%

Demand deposits                          $ 52,114,000                                           37,393,000
Other liabilities                           5,077,000                                            3,586,000
                                        -------------                                        -------------
Total liabilities                       $ 422,851,000                                        $ 326,674,000

Stockholders' equity                       35,720,000                                           34,435,000
                                        -------------                                        -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 458,571,000                                        $ 361,109,000
                                        =============                                        =============

Net interest income and
interest rate spread                                       $4,380,765      3.48%                               $3,709,923      3.64%

Net interest income as
a percent of earning assets (annualized)                                   4.16%                                               4.38%

                        Average Balances, Yield and Rates



                                                        For the six months                                 For the six months
                                                        ended June 30, 2000                                ended June 30, 1999
                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              -------         -------       ----                   -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                      $   5,698,000    $    176,228      6.19%             $   6,953,000    $   206,645      5.99%
Investment securities                     100,103,000       3,714,093      7.42%               101,901,000      3,441,088      6.81%
Loans                                     308,034,000      13,813,367      9.02%               231,952,000     10,279,363      8.93%
                                        -------------    ------------     ------             -------------    -----------      -----
Total interest earning assets           $ 413,835,000    $ 17,703,688      8.58%             $ 340,806,000    $13,927,096      8.24%

Other assets                               37,453,000                                           20,051,000
                                        -------------                                        -------------
TOTAL ASSETS                            $ 451,288,000                                        $ 360,857,000
                                        =============                                        =============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits               $ 299,651,000    $  7,129,826      4.78%             $ 232,871,000    $ 5,262,087      4.56%
Repurchase agreements                      20,550,000         547,749      5.36%                23,237,000        552,747      4.80%
Federal funds purchased                     1,734,000          51,454      5.95%                 1,188,000         24,782      4.21%
Borrowings                                 38,896,000       1,137,614      5.85%                29,489,000        803,508      5.49%
                                        -------------    ------------     ------             -------------    -----------      -----
Total interest-bearing liabilities      $ 360,831,000    $  8,866,643      4.93%             $ 286,785,000    $ 6,643,124      4.67%

Demand deposits                         $  50,736,000                                           36,485,000
Other liabilities                           4,633,000                                            3,467,000
                                        -------------                                        -------------
Total liabilities                       $ 416,200,000                                        $ 326,737,000

Stockholders' equity                       35,088,000                                           34,120,000
                                        -------------                                        -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 451,288,000                                        $ 360,857,000
                                        =============                                        =============

Net interest income and
interest rate spread                                     $ 8,837,045      3.65%                              $ 7,283,972      3.57%

Net interest income as
a percent of earning assets (annualized)                                  4.28%                                               4.31%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The six months ended June 30, 2000 has been characterized by generally increasing interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2000 and 1999.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999:

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2000 increased by $690,328 or 18.6% compared to the three months ended June 30, 1999. Interest income increased $2,049,957 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. For the second quarter of 2000, the average balance for the loans acquired from Dairy was $53,670,000. Total average loans increased from $235,362,000 for the second quarter of 1999 to $313,215,000 for the second quarter of 2000 while interest rates on loans increased from 8.87% for the second quarter of 1999 to 9.01% for the second quarter of 2000. Interest expense increased $1,359,629 primarily as a result of the increase in deposits from the Dairy acquisition, and an increase in interest rates on deposits. For the second quarter of 2000, the average balance for the deposits acquired from Dairy was $60,076,000. Total average interest-bearing deposits increased from $231,578,000 for the second quarter of 1999 to $304,775,000 for the second quarter of 2000 while interest rates paid on interest-bearing deposits increased from 4.47% for the second quarter of 1999 to 4.91% for the second quarter of 2000. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.52% for the three months ended June 30, 2000, a decrease of 12 basis points from the interest rate spread of 3.64% for the three months ended June 30, 1999.

Net interest margin for the three months ended June 30, 2000 was 4.19% compared with 4.38% for the three months ended June 30, 1999.

YTD SECOND QUARTER 2000 COMPARED TO YTD SECOND QUARTER 1999:

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2000 increased by $1,553,073 or 21.3% compared to the six months ended June 30, 1999. Interest income increased $3,776,592 primarily as a result of the increase in loans from the Dairy acquisition and an increase in interest yields. For the six months ended June 30, 2000, the average balance for the loans acquired from Dairy was $53,807,000. Total average loans increased from $231,952,000 for the first six months of 1999 to $308,034,000 for the first six months of 2000, while interest rates on loans increased from 8.93% to 9.02% for the respective periods. Interest expense increased $2,223,519 primarily as a result of the increase in deposits from the Dairy acquisition. For the first six months of 2000, the average balance for the deposits acquired from Dairy was $59,565,000. Total average interest bearing deposits increased from $232,871,000 for the first six months of 1999 to $299,651,000 for the first six months of 2000, while interest rates paid on those deposits increased from 4.56% in the first half of 1999 to 4.78% in the first half of 2000. The interest rate spread was 3.65% for the six months ended June 30, 2000, an increase of 8 basis points from the interest rate spread of 3.57% for the six months ended June 30, 1999.

Net interest margin for the six months ended June 30, 2000 was 4.28% compared with 4.31% for the six months ended June 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
For the three months ended June 30, 2000, the Bank charged $75,000 to expense for the provision for loan loss compared to $150,000 for the three months ended June 30, 1999.


                                                    Allowance for Loan Losses
                                                         (In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $    3,821       $     3,226      $    3,700       $    3,124
     Charge-offs                                          (138)               (9)           (153)             (69)
     Recoveries                                             12                 6              23               18
                                                    ----------       -----------       ---------       ----------
Net (charge-offs)                                         (126)               (3)           (130)             (51)
Provision for loan losses                                   75               150             200              300
                                                    ----------       -----------       ---------       ----------
Balance at end of period                            $    3,770           $ 3,373       $   3,770       $    3,373
                                                    ==========       ===========       =========       ==========

Ratio of net charge-offs during period to
average loans outstanding during period                    .04%              00.%            .04%             .02%

Ratio of allowance for loan losses
to total loans                                            1.19%             1.42%           1.19%            1.42%
-------------------------------------------------------------------------------------------------------------------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of a lower allowance on the loans acquired from Dairy.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb estimated credit losses in its loan portfolio as of June 30, 2000 based on its most recent evaluation of these factors.

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


                                     Allocation of Allowance for Loan Losses
                                                 (In Thousands)
                                                                                June 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                          $     770             $         694

Loan Type Allocation:
Commercial & Agricultural                                                           2,661                     2,069
Commercial Real Estate                                                                199                       192
Residential Real Estate                                                                42                        72
Consumer                                                                               36                        49
                                                                                ---------             -------------
                                                                                    2,938                     2,382

Unallocated                                                                            62                       624
                                                                                ---------             -------------
Total Reserve                                                                   $   3,770             $       3,700
-------------------------------------------------------------------------------------------------------------------

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

Total nonperforming loans at June 30, 2000 were $2,994,000, an increase of $1,355,000 from December 31, 1999. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.


                               Nonperforming Loans
                                 (In Thousands)


-------------------------------------------------------------------------------------------------------------------
                                                                                June 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                                $  2,014              $      1,618
Accruing Loans Past Due 90 days or More                                              980                        21
                                                                                --------              ------------
Total Nonperforming Loans                                                       $  2,994              $      1,639
Nonperforming Loans as a Percent of Loans                                            .94%                      .55%
-------------------------------------------------------------------------------------------------------------------



OTHER OPERATING INCOME


                             Other Operating Income
                                 (In Thousands)


-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                       $ 142             $ 133          $   261           $   253
Service Charges on Deposit Accounts                        272               250              515               456
Loan Servicing Income                                       71                98              188               218
Gain on Sales of  Mortgage Loans Held for Sale               8                32               21                97
Other                                                      173                75              310               157
                                                         -----             -----          -------           -------
Total Other Operating Income                             $ 666             $ 588          $ 1,295           $ 1,181
-------------------------------------------------------------------------------------------------------------------


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999:
Other operating income for the second quarter of 2000 was $666,000 compared to $588,000 for the second quarter of 1999, an increase of $78,000 or 13.27%. The increase resulted primarily from increased service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in earnings by the Bank's data processing center, which is a corporate joint venture. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the second quarter 2000 due to interest rate increases.

YTD SECOND QUARTER 2000 COMPARED TO YTD SECOND QUARTER 1999:

Other operating income for the six months ended June 30, 2000 was $1,295,000 compared to $1,181,000 for the six months ended June 30, 1999, an increase of $114,000 or 9.65%. The increase resulted primarily from increased service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in earnings by the Bank's data processing center. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first six months of 2000, due to interest rate increases.

OTHER OPERATING EXPENSE

                             Other Operating Expense
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                          $1,330            $1,158           $2,853           $ 2,181
Occupancy                                                  394               228              784               518
Data Processing                                            249               172              450               330
Postage, Stationery and Supplies                           113                96              272               198
Amortization of Goodwill and Other Intangibles             112                40              224                80
Other                                                      562               437            1,029               756
                                                         -----            ------           ------           -------
Total Other Operating Expense                           $2,760            $2,131           $5,612           $ 4,063
-------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999:

Other operating expense for the second quarter of 2000 was $2,760,000 compared to $2,131,000 for the second quarter of 1999, an increase of $629,000, or 29.52%. The increase is a result of increased salaries and employee benefits expense due to the additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition. Other expenses increased due to increased regulatory and professional fees, increased insurance expense, increased collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, increased telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

YTD SECOND QUARTER 2000 COMPARED TO YTD SECOND QUARTER 1999:

Other operating expense for the first six months of 2000 was $5,612,000 compared to $4,063,000 for the first six months of 1999, an increase of $1,549,000 or 38.12%. This increase is the result of increased salaries and employee benefits due to additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Dairy acquisition and in Ashwaubenon. Amortization of goodwill increased due to the Dairy acquisition. Other expenses increased due to higher regulatory and professional fees, increased insurance expense, collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, higher telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

INCOME TAXES

The effective tax rate for the three months ended June 30, 2000 was 18.52% compared to 18.23% for the three months ended June 30, 1999. The decrease in effective tax rates in the period is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.

BALANCE SHEET

JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

The Corporation's total assets increased from $462.5 million at December 31, 1999 to $462.9 million at June 30, 2000. Cash and federal funds sold decreased $23.1 million while loans increased $18.7 million. The decrease in cash and federal funds sold is a result of lower cash balances being kept on hand after the passing of the beginning of the Year 2000 and the payout to Dairy stockholders relating to the Dairy acquisition. The increase in loans is a result of customer demand for commercial and agricultural loans and commercial real estate loans.

Deposits increased $7.9 million to $371.2 million at June 30, 2000 from $363.3 million at December 31, 1999. Long-term borrowings decreased $6.0 million from $36.0 million at December 31, 1999 to $30.0 million at June 30, 2000. The increase in deposits was due primarily to increases in savings accounts and certificates of deposit. The decrease in long term borrowings resulted from paydowns of Federal Home Loan Bank borrowings not required due to the increase in deposits.

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

CAPITAL RESOURCES AND ADEQUACY
                                     Capital
                    (Dollars In Thousands, Except Share Data)



-------------------------------------------------------------------------------------------------------------------
                                                                                June 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                            $ 37,103                  $ 34,506
Tier 1 Capital to Risk Weighted Assets-Period End                                    9.2%                      8.6%
Total Capital to Risk Weighted Assets-Period End                                    10.4%                      9.8%
Tier 1 Leverage Ratio-Period End                                                     6.9%                      6.9%
Dividends Per Share-This Quarter                                                $  0.065                 $   0.075
Dividends Per Share-Year to Date                                                   0.130                     0.255
Earnings Per Share-This Quarter                                                 $  0.410                 $   0.250
Earnings Per Share-Year to Date                                                    0.790                     1.420
Dividend Payout Ratio-This Quarter                                                 15.76%                    30.00%
Dividend Payout Ratio-Year to Date                                                 16.39%                    17.96%
-------------------------------------------------------------------------------------------------------------------


Total stockholders' equity increased $2.6 million from $34.5 million at December 31, 1999 to $37.1 million at June 30, 2000. Net income for the six month period ending June 30, 2000 was $2.8 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2000 and December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2000 and December 31, 1999, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities (SFAS 133) as amended by SFAS No. 138 establishes accounting and reporting standards requiring that all derivative financial instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement further requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges typically allows a derivative's gains and losses to offset related results in the hedged item in the income statement and requires that the Corporation formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Corporation will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. Adoption is not expected to have a material effect on financial position or results of operations.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)       The Corporation held its Annual Meeting of Shareholders on April 17,
         2000.

b) Directors elected at the Annual Meeting were John M. Jagemann, John M. Webster, and Robert S. Weinert.

         Directors whose term of office as a director continued after the meeting were: Thomas J. Bare, John C. Miller, John E. Nordstrom, Craig
         A. Pauly, Katherine M. Reynolds, and John J. Zimmer.

c)       The results of the voting were as follows:

         Matter 1
         Election of the below-named nominees to the Board of Directors of the
         Corporation:



                                                           FOR           AGAINST         WITHHELD
                                                           ---           -------         --------
         All Nominees:                               1,061,161            71,316           57,144

         By Nominee:
         John M. Jagemann                            1,132,477                 0           57,144
         John M. Webster                             1,061,161            71,316           57,144
         Robert S. Weinert                           1,132,477                 0           57,144


         Matter 2
         Amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 2,500,000 to 10,000,000 shares:

                                                         FOR           AGAINST          ABSTAIN
                                                         ---           -------          -------
                                                     971,566           188,174           29,881


d)       Not applicable.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:
         3.2      Articles of Amendment to the Articles of Incorporation
         27.1     Financial Data Schedule

b)       Reports on Form 8-K:

         On June 29, 2000, the Corporation filed Form 8-K regarding a 100% stock dividend. The Board of Directors of Registrant had authorized a 2 for 1 stock split effected in the form of a 100% stock dividend. The dividend distribution was made on June 30, 2000 to shareholders of record at the close of business on June 14, 2000. The 100% stock dividend increased the number of shares issued and outstanding from the present 1,734,317 to an aggregate of 3,468,634.

         There were no other reports on Form 8-K filed for the quarter ended June 30, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       FIRST MANITOWOC BANCORP, INC.
                                       (Registrant)



Date: August 10, 2000                  -----------------------------
                                       Thomas J. Bare
                                       President