Form 10-Q
period 2000-09-30
FIRST MANITOWOC BANCORP INC
filed 2000-11-08
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------------

Commission file number 0-25983
                       ---------------------------------------------------------


                          First Manitowoc Bancorp,Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                  39-1435359
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS employer identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                                      54220
---------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                         (Zip code)

                                        (920) 684-6611
---------------------------------------------------------------------------------------------------
                      Registrant's telephone number, including area code)

---------------------------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No
                                      ----       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 2000, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION
                  Item 1.  Financial Statements (Unaudited):

                           Consolidated Statements of Financial Condition -
                           September 30, 2000 and December 31, 1999                                       1

                           Consolidated Statements of Income -
                           Three and Nine Months Ended September 30, 2000 and 1999                        2

                           Consolidated Statements of Changes in
                           Stockholders' Equity
                           Nine Months Ended September 30, 2000 and 1999                                  3

                           Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2000 and 1999                                  4

                           Notes to Consolidated Financial Statements                                     5

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  7

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                              17

                  Item 2.  Changes in Securities and Use of Proceeds                                      17

                  Item 3.  Defaults Upon Senior Securities                                                17

                  Item 4.  Submission of Matters to a Vote of Security Holders                            17

                  Item 5.  Other Information                                                              17

                  Item 6.  Exhibits and Reports on Form 8-K                                               18

                  Signatures                                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                    Unaudited
                                                                                                   September 30,        December 31,
                                                                                                       2000                 1999
                                                                                                   -------------        ------------
                                                                                                   (In Thousands, Except Share Data)
ASSETS
         Cash and due from banks                                                                    $  13,603             $  21,007
         Federal funds sold and repurchase agreements                                                   9,629                19,709
                                                                                                    ---------             ---------
              Cash and cash equivalents                                                                23,232                40,716
         Securities available for sale, at fair value                                                 109,593                97,595
         Loans                                                                                        323,391               298,640
         Less:  Allowance for loan losses                                                              (3,885)               (3,700)
                                                                                                    ---------             ---------
              Loans, net                                                                              319,506               294,940
         Premises and equipment, net                                                                    9,528                 8,872
         Intangible assets, net of accumulated amortization of
              $1,048,132 in 2000 and $711,661 in 1999                                                   7,706                 8,706
         Accrued interest receivable and other assets                                                  13,384                11,689
                                                                                                    ---------             ---------
              Total assets                                                                          $ 482,949             $ 462,518
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                                               $  56,558             $  67,283
         Interest-bearing deposits                                                                    322,549               296,003
                                                                                                    ---------             ---------
              Total deposits                                                                          379,107               363,286
         Securities sold under repurchase agreements                                                   26,393                22,352
         Short-term borrowings                                                                          2,114                 2,000
         Accrued interest payable and other liabilities                                                 6,265                 4,374
         Long-term borrowings                                                                          30,000                36,000
                                                                                                    ---------             ---------
              Total liabilities                                                                       443,879               428,012

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                10,000,000 shares; issued 3,791,814 shares                                              3,792                 3,792
              Retained earnings                                                                        37,088                33,662
              Accumulated other comprehensive (loss)                                                   (1,110)               (2,248)
         Treasury stock at cost--323,180 shares                                                          (700)                 (700)
                                                                                                    ---------             ---------
              Total stockholders' equity                                                               39,070                34,506
                                                                                                    ---------             ---------
              Total liabilities and stockholders' equity                                            $ 482,949             $ 462,518
                                                                                                    =========             =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     Three Months Ended          Nine Months Ended
                                                                                        September 30,               September 30,
                                                                                      2000         1999         2000          1999
                                                                                      ----         ----         ----          ----
                                                                                            (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                                         $ 7,158       $ 5,315       $20,941       $15,474
     Federal funds sold and repurchase agreements                                      218            41           421           248
     Securities:
       Taxable                                                                       1,005           736         2,541         2,146
       Tax exempt                                                                      720           669         2,063         2,005
                                                                                   -------       -------       -------       -------
       Total interest income                                                         9,101         6,761        25,966        19,873

INTEREST EXPENSE
     Deposits                                                                        4,147         2,603        11,270         7,854
     Short-term borrowings                                                             379           303         1,014           902
     Long-term borrowings                                                              474           397         1,576         1,180
                                                                                   -------       -------       -------       -------
      Total interest expense                                                         5,000         3,303        13,860         9,936
                                                                                   -------       -------       -------       -------

NET INTEREST INCOME                                                                  4,101         3,458        12,106         9,937
     Provision for loan losses                                                         260           150           460           450
                                                                                   -------       -------       -------       -------
       Net interest income after provision for loan losses                           3,841         3,308        11,646         9,487

OTHER OPERATING INCOME
     Trust service fees                                                                123           126           384           379
     Service charges on deposit accounts                                               266           229           781           685
     Loan servicing income                                                              93            70           281           251
     Gain on sales of mortgage loans held for sale                                       9            23            30           120
     Other                                                                              96            92           297           249
                                                                                   -------       -------       -------       -------
       Total other operating income                                                    587           540         1,773         1,684

OTHER OPERATING EXPENSE
     Salaries and employee benefits                                                  1,508         1,031         4,361         3,212
     Occupancy                                                                         426           338         1,210           856
     Data processing                                                                   202           181           652           511
     Postage, stationery and supplies                                                   98            86           370           284
     Amortization of goodwill and other intangibles                                    112            40           336           120
     Other                                                                             468           389         1,497         1,145
                                                                                   -------       -------       -------       -------
      Total other operating expense                                                  2,814         2,065         8,426         6,128
                                                                                   -------       -------       -------       -------

Income before income tax expense                                                     1,614         1,783         4,993         5,043
Income tax expense                                                                     263           365           891           992
                                                                                   -------       -------       -------       -------

NET INCOME                                                                         $ 1,351       $ 1,418       $ 4,102       $ 4,051
                                                                                   =======       =======       =======       =======

Earnings per share:  basic and diluted                                             $  0.39       $  0.41       $  1.18       $  1.17


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                      Nine Months Ended September 30, 1999
                        (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             $3,792         $ 29,625            ($700)          $ 1,175          $ 33,892
Cash paid for fractional shares               0              (7)                 0                0               (7)
Net income                                    0            4,051                 0                0             4,051
Other comprehensive (loss) income:
     Unrealized holding loss arising
     during period                            0                0                 0          (3,836)           (3,836)
     Income tax effect                        0                0                 0            1,325             1,325
                                                                                                              -------
Comprehensive income                                                                                          $ 1,540

Cash dividends ($ .18 per share)              0            (624)                 0                0             (624)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999            $3,792         $ 33,045            ($700)     $    (1,336)           $34,801

                      Nine Months Ended September 30, 2000
                        (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $3,792          $33,662            ($700)         ($2,248)           $34,506

Net income                                    0            4,102                 0                0             4,102
Other comprehensive (loss) income:
     Unrealized holding gain arising
     during period                            0                0                 0            1,739             1,739
     Income tax effect                        0                0                 0            (601)             (601)
                                                                                                               ------
Comprehensive income                                                                                          $ 5,240

Cash dividends ($ .195 per share)             0            (676)                 0                0             (676)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000            $3,792          $37,088            ($700)         ($1,110)           $39,070

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                             2000            1999
                                                                                                             ----            ----
                                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                            $  4,102        $  4,051
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                              460             450
         Depreciation of premises and equipment                                                                 665             350
         Amortization of intangible assets                                                                      336             120
         Amortization of securities, net                                                                          9               8
         Proceeds from sale of mortgage loans held for sale                                                  10,596          21,279
         Originations of mortgage loans held for sale                                                       (10,467)        (21,039)
         Gain on sales of mortgage loans held for sale                                                          (30)           (120)
         Undistributed income of joint venture                                                                 (172)            (93)
         Decrease (increase) in accrued interest receivable and other assets                                 (1,603)         (2,521)
         Increase in accrued interest payable and other liabilities                                           1,891             434
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                     5,787           2,919
------------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                                               12,248          36,072
     Purchases of securities available for sale                                                             (22,373)        (42,936)
     Net increase in loans                                                                                  (25,125)        (17,098)
     Purchases of premises and equipment                                                                     (1,321)         (1,908)
     Sales of premises and equipment                                                                              0             146
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                       (36,571)        (25,724)
------------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                                     15,821          (3,622)
     Net increase (decrease) in securities sold under repurchase agreements                                   4,041          (1,401)
     Proceeds from advances on borrowed funds                                                                14,114           7,375
     Repayments on advances from borrowed funds                                                             (20,000)              0
     Dividends paid                                                                                            (676)           (631)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                          13,300           1,721
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                   (17,484)        (21,084)
Cash and cash equivalents at beginning of period                                                             40,716          30,838
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                 $ 23,232        $  9,754
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                                          $ 12,280        $ 10,053
         Income taxes                                                                                           783           1,233
------------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:
     Loans receivable transferred to other real estate                                                     $      0        $    169
------------------------------------------------------------------------------------------------------------------------------------

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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. All intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2000 presentation.

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

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                                     September 30, 2000
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                              $ 16,656                       $ 16,419
Obligations of states and political subdivisions                              59,598                         59,281
Mortgage-backed securities                                                    31,569                         30,421
Corporate notes                                                                  947                            936
Other securities                                                               2,536                          2,536
                                                                            --------                       --------
Total                                                                       $111,306                       $109,593
                                                                            ========                       ========

                                                                                      December 31, 1999

                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                               $10,290                        $ 9,924
Obligations of states and political subdivisions                              54,278                         52,400
Mortgage-backed securities                                                    33,459                         32,268
Corporate notes                                                                  896                            884
Other securities                                                               2,124                          2,119
                                                                            --------                       --------
Total                                                                      $ 101,047                        $97,595
                                                                            ========                       ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                             (Dollars In Thousands)

                                                     September 30, 2000               December 31, 1999
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
                                                    ------      -----------         ------       -----------
Commercial and Agricultural                       $ 98,485           30.45%       $ 93,550            31.33%
Commercial Real Estate                              75,280           23.28%         69,248            23.19%
Residential Real Estate                            126,659           39.17%        114,176            38.23%
Consumer                                            21,507            6.65%         20,199             6.76%
Other                                                1,460             .45%          1,467              .49%
                                                  --------          -------       --------           -------
Total                                             $323,391          100.00%       $298,640           100.00%
                                                  ========          =======       ========           =======

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                                     For the Nine      For the Nine
                                                                                     Months Ended      Months Ended
                                                                                    September 30,     September 30,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                     (In Thousands)
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $3,700            $3,124

Provision charged to expense                                                                  460               450
Charge-offs                                                                                 (325)             (403)
Recoveries                                                                                     50                23
                                                                                           ------            ------
Balance at end of period                                                                   $3,885            $3,194
                                                                                           ======            ======


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

EARNINGS

                                                     Net Income
                                      (Dollars In Thousands, Except Share Data)
----------------------------------------------------------------------------------------------------------

                                         Three Months      Three Months      Nine Months       Nine Months
                                                Ended             Ended            Ended             Ended
                                        September 30,     September 30,    September 30,     September 30,
                                                 2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------
Net Income                                     $1,351            $1,418           $4,102            $4,051

EPS-Basic & Diluted                          $    .39          $    .41          $  1.18           $  1.17

Return on Average Assets                        1.18%             1.53%            1.19%             1.46%

Return on Average Equity                       15.51%            16.42%           15.72%            15.73%
----------------------------------------------------------------------------------------------------------

All per share financial information has been adjusted to reflect the five for four stock dividend declared on April 16, 1999, and the two for one stock dividend declared on May 23, 2000. Weighted average shares outstanding were 3,468,634 for the nine months ended September 30, 2000 and 1999.

Net income for the three months ended September 30, 2000 was $1,351,000 compared to $1,418,000 for the three months ended September 30, 1999, a decrease of $67,000, or 4.72%. Interest income increased $2,340,000 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. Interest expense increased $1,697,000 primarily as a result of the increase in deposits from the Dairy acquisition, and an increase in interest rates. Other operating income increased $47,000 primarily as a result of an increase in service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in loan servicing income. Other operating expense increased $749,000. This is a result of increased salaries and employee benefits expense due to the additional salaries and wages for employees acquired as part of the Dairy acquisition, the new staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition.

Net income for the nine months ended September 30, 2000 was $4,102,000 compared to $4,051,000 for the nine months ended September 30, 1999, an increase of $51,000 or 1.26%. Interest income increased $6,093,000 primarily due to the increase in loans from the Dairy acquisition and an increase in interest yields. Interest expense increased $3,924,000 primarily due to the increase in deposits from the Dairy acquisition and an increase in interest rates. Other operating income increased $89,000 primarily as a result of an increase in service charges on deposit accounts and an increase in loan servicing income. Other operating expense increased $2,298,000, a result of increased salaries and employee benefits resulting from the Dairy acquisition, new staff at the Bank's new office in Ashwaubenon, and annual merit increases. Occupancy expense increased due to the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill and printing and supplies increased due to the Dairy acquisition. Earnings per share for the nine months ended September 30, 2000 was $1.18 compared to $1.17 for the nine months ended September 30, 1999.

Return on average assets (ROA) on an annualized basis for the first nine months of 2000 was 1.19% compared to 1.46% for the first nine months in 1999. Return on average equity (ROE) on an annualized basis for the first nine months of 2000 was 15.72% compared to 15.73% for the first nine months of 1999.

                        Average Balances, Yield and Rates

                                                For the three months                                For the three months
                                              ended September 30, 2000                            ended September 30, 1999

                                               Average        Income/      Yield/               Average        Income/      Yield/
                                              Balance         Expense       Rate                Balance        Expense       Rate
                                              -------         -------       ----                -------        -------       ----
ASSETS
Interest earning assets:
Federal funds sold                      $  13,483,000      $  205,383      6.04%          $   2,003,000    $    40,998      8.12%
Investment securities                     106,880,000       2,001,275      7.43%            100,034,000      1,752,133      6.95%
Loans                                     319,512,000       7,358,806      9.14%            240,480,000      5,390,475      8.89%
                                          -----------      -----------                      -----------      -----------
Total interest earning assets            $439,875,000      $9,565,464      8.63%           $342,517,000     $7,183,606      8.32%

Other assets                               37,103,000                                        21,386,000
                                          -----------                                       -----------
TOTAL ASSETS                             $476,978,000                                      $363,903,000
                                          ===========                                       ===========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                $321,796,000      $4,139,802      5.10%           $233,927,000     $2,607,295      4.42%
Repurchase agreements                      24,837,000         372,669      5.95%             23,607,000        279,745      4.70%
Federal funds purchased                        19,000             367      7.84%                894,000          9,107      4.04%
Borrowings                                 30,948,000         490,527      6.29%             29,613,000        411,398      5.51%
                                          -----------      -----------                      -----------      -----------
Total interest-bearing liabilities       $377,600,000      $5,003,365      5.26%           $288,041,000     $3,307,545      4.56%

Demand deposits                          $ 55,833,000                                        39,300,000
Other liabilities                           5,753,000                                         3,591,000
                                          -----------                                       -----------
Total liabilities                        $439,186,000                                      $330,932,000

Stockholders' equity                       37,792,000                                        32,971,000
                                          -----------                                       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $476,978,000                                      $363,903,000
                                          ===========                                       ===========

Net interest income and
interest rate spread                                       $4,562,099      3.37%                            $3,876,061      3.77%

Net interest income as
a percent of earning assets (annualized)                                   4.12%                                            4.49%

                       Average Balances, Yield and Rates

                                                For the nine months                             For the nine months
                                              ended September 30, 2000                         ended September 30, 1999

                                              Average         Income/      Yield/            Average        Income/       Yield/
                                              Balance         Expense       Rate             Balance        Expense        Rate
                                              -------         -------       ----             -------        -------        ----
ASSETS
Interest earning assets:
Federal funds sold                      $   8,319,000    $    381,610      6.13%          $   5,290,000  $     247,642      6.26%
Investment securities                     102,364,000       5,715,366      7.46%            101,273,000      5,193,222      6.86%
Loans                                     311,877,000      21,172,177      9.08%            234,814,000     15,669,838      8.92%
                                          -----------      -----------                      -----------     -----------
Total interest earning assets            $422,560,000     $27,269,153      8.60%           $341,377,000    $21,110,702      8.27%

Other assets                               37,333,000                                        19,712,000
                                          -----------                                       -----------
TOTAL ASSETS                             $459,893,000                                      $361,089,000
                                          ===========                                       ===========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                $307,083,000     $11,269,627      4.90%           $233,221,000    $ 7,869,379      4.51%
Repurchase agreements                      21,984,000         920,418      5.60%             23,365,000        832,493      4.76%
Federal funds purchased                     1,158,000          51,821      5.96%              1,086,000         33,890      4.17%
Borrowings                                 36,227,000       1,628,142      6.00%             29,530,000      1,214,906      5.50%
                                          -----------      -----------                      -----------     -----------
Total interest-bearing liabilities       $366,452,000     $13,870,008      5.04%           $287,202,000    $ 9,950,668      4.63%

Demand deposits                         $  52,444,000                                        37,434,000
Other liabilities                           5,010,000                                         3,502,000
                                          -----------                                       -----------
Total liabilities                        $423,906,000                                      $328,138,000

Stockholders' equity                       35,987,000                                        32,951,000
                                          -----------                                       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $459,893,000                                      $361,089,000
                                          ===========                                       ===========

Net interest income and
interest rate spread                                      $13,399,145      3.56%                           $11,160,034      3.64%

Net interest income as
a percent of earning assets (annualized)                                   4.22%                                            4.37%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 30, 2000 has been characterized by generally increasing interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2000 and 1999.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2000 increased by $686,038 or 17.70% compared to the three months ended September 30, 1999. Interest income increased $2,381,858 primarily as a result of the increase in loans from the Dairy acquisition and an increase in yields. For the third quarter of 2000, the average balance for the loans acquired from Dairy was $53,136,000. Total average loans increased from $240,480,000 for the third quarter of 1999 to $319,512,000 for the third quarter of 2000 while interest rates on loans increased from 8.89% for the third quarter of 1999 to 9.14% for the third quarter of 2000. Interest expense increased $1,695,820 primarily as a result of the increase in deposits from the Dairy acquisition, and an increase in interest rates on deposits. For the third quarter of 2000, the average balance for the deposits acquired from Dairy was $61,448,000. Total average interest-bearing deposits increased from $233,927,000 for the third quarter of 1999 to $321,796,000 for the third quarter of 2000 while interest rates paid on interest-bearing deposits increased from 4.42% for the third quarter of 1999 to 5.10% for the third quarter of 2000. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.37% for the three months ended September 30, 2000, a decrease of 40 basis points from the interest rate spread of 3.77% for the three months ended September 30, 1999.

Net interest margin for the three months ended September 30, 2000 was 4.12% compared with 4.49% for the three months ended September 30, 1999.

YTD THIRD QUARTER 2000 COMPARED TO YTD THIRD QUARTER 1999:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2000 increased by $2,239,111 or 20.06% compared to the nine months ended September 30, 1999. Interest income increased $6,158,451 primarily as a result of the increase in loans from the Dairy acquisition and an increase in interest yields. For the nine months ended September 30, 2000, the average balance for the loans acquired from Dairy was $53,455,000. Total average loans increased from $234,814,000 for the first nine months of 1999 to $311,877,000 for the first nine months of 2000, while interest rates on loans increased from 8.92% to 9.08% for the respective periods. Interest expense increased $3,919,340 primarily as a result of the increase in deposits from the Dairy acquisition. For the first nine months of 2000, the average balance for the deposits acquired from Dairy was $60,110,000. Total average interest bearing deposits increased from $233,221,000 for the first nine months of 1999 to $307,083,000 for the first nine months of 2000, while interest rates paid on those deposits increased from 4.51% in the first nine months of 1999 to 4.90% in the first nine months of 2000. The interest rate spread was 3.56% for the nine months ended September 30, 2000, a decrease of 8 basis points from the interest rate spread of 3.64% for the nine months ended September 30, 1999.

Net interest margin for the nine months ended September 30, 2000 was 4.22% compared with 4.37% for the nine months ended September 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
For the three months ended September 30, 2000, the Bank charged $260,000 to expense for the provision for loan loss compared to $150,000 for the three months ended September 30, 1999.

                            Allowance for Loan Losses
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $3,770            $3,373           $3,700            $3,124
     Charge-offs                                         (172)             (334)            (325)             (403)
     Recoveries                                             27                 5               50                23
                                                         -----             -----            -----             -----
Net (charge-offs)                                        (145)             (329)           ( 275)             (380)
Provision for loan losses                                  260               150              460               450
                                                         -----             -----            -----             -----
Balance at end of period                                $3,885            $3,194           $3,885           $ 3,194
                                                         =====             =====            =====             =====

Ratio of net charge-offs during period to
average loans outstanding during period                   .05%              .14%             .09%              .16%

Ratio of allowance for loan losses
to total loans                                           1.20%             1.28%            1.20%             1.28%
-------------------------------------------------------------------------------------------------------------------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of a lower allowance on the loans acquired from Dairy.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb estimated credit losses in its loan portfolio as of September 30, 2000 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

                                                                           September 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                            $  820                     $  694

Loan Type Allocation:
Commercial & Agricultural                                                          2,558                      2,069
Commercial Real Estate                                                               352                        192
Residential Real Estate                                                               35                         72
Consumer                                                                              85                         49
                                                                                   -----                      -----
                                                                                   3,030                      2,382

Unallocated                                                                           35                        624
                                                                                   -----                      -----
Total Reserve                                                                     $3,885                     $3,700
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

Total nonperforming loans at September 30, 2000 were $2,140,000, an increase of $501,000 from December 31, 1999. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                           September 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                                                  $2,027                     $1,618
Accruing Loans Past Due 90 days or More                                              113                         21
                                                                                   -----                      -----
Total Nonperforming Loans                                                         $2,140                     $1,639
Nonperforming Loans as a Percent of Loans                                           .66%                       .55%
-------------------------------------------------------------------------------------------------------------------


OTHER OPERATING INCOME

                             Other Operating Income
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                        $123              $126           $  384           $   379
Service Charges on Deposit Accounts                        266               229              781               685
Loan Servicing Income                                       93                70              281               251
Gain on Sales of  Mortgage Loans Held for Sale               9                23               30               120
Other                                                       96                92              297               249
                                                           ---               ---            -----             -----
Total Other Operating Income                              $587              $540           $1,773            $1,684
-------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999:
Other operating income for the third quarter of 2000 was $587,000 compared to $540,000 for the third quarter of 1999, an increase of $47,000 or 8.7%. The increase resulted primarily from increased service charges from the additional deposit accounts obtained in the Dairy acquisition and an increase in loan servicing income. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the third quarter 2000 due to interest rate increases.

YTD THIRD QUARTER 2000 COMPARED TO YTD THIRD QUARTER 1999:

Other operating income for the nine months ended September 30, 2000 was $1,773,000 compared to $1,684,000 for the nine months ended September 30, 1999, an increase of $89,000 or 5.29%. The increase resulted primarily from increased service charges from the additional deposit accounts obtained in the Dairy acquisition, an increase in loan servicing income, and an increase in earnings by the bank's data processing center. The decrease in gains on sales of mortgage loans held for sale is a result of a decrease in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first nine months of 2000, due to interest rate increases.

OTHER OPERATING EXPENSE

                             Other Operating Expense
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months      Nine Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                          2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                          $1,508            $1,031           $4,361            $3,212
Occupancy                                                  426               338            1,210               856
Data Processing                                            202               181              652               511
Postage, Stationery and Supplies                            98                86              370               284
Amortization of Goodwill and Other Intangibles             112                40              336               120
Other                                                      468               389            1,497             1,145
                                                         -----             -----            -----             -----
Total Other Operating Expense                           $2,814            $2,065           $8,426            $6,128
-------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999:

Other operating expense for the third quarter of 2000 was $2,814,000 compared to $2,065,000 for the third quarter of 1999, an increase of $749,000, or 36.27%. The increase is a result of increased salaries and employee benefits expense due to the additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, Wisconsin, and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Dairy acquisition and the new office in Ashwaubenon. Amortization of goodwill increased as a result of the Dairy acquisition. Other expenses increased due to increased regulatory and professional fees, increased insurance expense, increased collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, increased telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

YTD THIRD QUARTER 2000 COMPARED TO YTD THIRD QUARTER 1999:

Other operating expense for the first nine months of 2000 was $8,426,000 compared to $6,128,000 for the first nine months of 1999, an increase of $2,298,000 or 37.50%. This increase is the result of increased salaries and employee benefits due to additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Dairy acquisition and in Ashwaubenon. Amortization of goodwill increased due to the Dairy acquisition. Other expenses increased due to higher regulatory and professional fees, increased insurance expense, collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, higher telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

INCOME TAXES

The effective tax rate for the three months ended September 30, 2000 was 16.29% compared to 20.47% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the effective tax rate was 17.84% compared to 19.67% for the nine months ended September 30, 1999. The decrease in effective tax rates in both periods is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.

BALANCE SHEET

SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

The Corporation's total assets increased from $462.5 million at December 31, 1999 to $482.9 million at September 30, 2000. Cash and federal funds sold decreased $17.5 million while loans increased $24.8 million. The decrease in cash and federal funds sold is a result of lower cash balances being kept on hand after the passing of the beginning of the Year 2000 and the payout to Dairy stockholders relating to the Dairy acquisition. The increase in loans is a result of customer demand for commercial and agricultural loans and commercial real estate loans.


Deposits increased $15.8 million to $379.1 million at September 30, 2000 from $363.3 million at December 31, 1999. Long-term borrowings decreased $6.0 million from $36.0 million at December 31, 1999 to $30.0 million at September 30, 2000. The increase in deposits was due primarily to increases in savings accounts and certificates of deposit. The decrease in long term borrowings resulted from paydowns of Federal Home Loan Bank borrowings not required due to the increase in deposits.

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

CAPITAL RESOURCES AND ADEQUACY

                    (Dollars In Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                                           September 30,               December 31,
                                                                                    2000                       1999
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                            $39,069                    $ 34,506
Tier 1 Capital to Risk Weighted Assets-Period End                                   9.4%                       8.6%
Total Capital to Risk Weighted Assets-Period End                                   10.5%                       9.8%
Tier 1 Leverage Ratio-Period End                                                    6.6%                       6.9%

Dividends Per Share-This Quarter                                                  $0.065                   $  0.075
Dividends Per Share-Year to Date                                                   0.195                      0.255

Earnings Per Share-This Quarter                                                  $  0.39                   $  0.250
Earnings Per Share-Year to Date                                                     1.18                      1.420

Dividend Payout Ratio-This Quarter                                                16.67%                     30.00%
Dividend Payout Ratio-Year to Date                                                16.53%                     17.96%
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $4.6 million from $34.5 million at December 31, 1999 to $39.1 million at September 30, 2000. Net income for the nine month period ending September 30, 2000 was $4.1 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2000 and December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2000 and December 31, 1999, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

         27.1     Financial Data Schedule

b)       Reports on Form 8-K:

         On September 19, 2000, the Corporation filed Form 8-K regarding "Changes in Registrant's Certifying Accountant." On August 22, 2000, the Board of Directors of the Registrant determined not to retain KPMG LLP, to audit the Registrant's financial statements for the year ending December 31, 2000. The decision was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board. The firm of Wipfli Ullrich Bertelson LLP, Wausau, Wisconsin, has been engaged to perform an audit of the Registrant's financial statements for the fiscal year ending December 31, 2000 and to provide other accounting services. The reason for the decision was solely the Registrant's desire to retain a firm which would be more cost effective for a bank holding company of Registrant's size.

         There were no other reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            FIRST MANITOWOC BANCORP, INC.
                                            (Registrant)



Date:  November 8, 2000                     /s/ Thomas J. Bare
                                            --------------------------------
                                            Thomas J. Bare
                                            President