Form 10-K
period 2000-12-31
FIRST MANITOWOC BANCORP INC
filed 2001-03-20
CIK 719495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT
                                  PURSUANT TO
                              SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                               FISCAL YEAR ENDED
                               DECEMBER 31, 2000

                         FIRST MANITOWOC BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WISCONSIN                                       39-1435359
       (State or other jurisdiction of                 (IRS Employer Identification No.)
       incorporation or organization)

                            402 NORTH EIGHTH STREET
                        MANITOWOC, WISCONSIN 54221-0010
              (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (920) 684-6611
             Securities registered under Section 12(b) of the Act:
                                      None

             Securities registered under Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $1.00
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of February 28, 2001, 3,468,634 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates (excludes a total of 538,996 shares reported as beneficially owned by directors and executive officers or held in the registrant's profit sharing 401(k) plan; does not constitute an admission as to affiliate status) was approximately $78,368,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 2000 FORM 10-K
                               TABLE OF CONTENTS

                                            DESCRIPTION                             PAGE NO.
                                            -----------                             --------
PART I
     ITEM 1.        Business....................................................        2
     ITEM 2.        Properties..................................................        7
     ITEM 3.        Legal Proceedings...........................................        8
     ITEM 4.        Submission of Matters to a Vote of Security Holders.........        8
PART II
     ITEM 5         Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................        8
     ITEM 6.        Selected Financial Data.....................................       10
     ITEM 7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................       11
     ITEM 7A        Quantitative and Qualitative Disclosures about Market
                    Risk........................................................       21
     ITEM 8.        Financial Statements and Supplementary Data.................       23
     ITEM 9.        Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................       44
PART III
     ITEM 10.       Directors and Executive Officers of the Registrant..........       44
     ITEM 11.       Executive Compensation......................................       45
     ITEM 12.       Security Ownership of Certain Beneficial Owners and
                    Management..................................................       45
     ITEM 13.       Certain Relationships and Related Transactions..............       45
PART IV
     ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................       46
     Signatures.................................................................       47

                                     PART I

                                     ITEM 1
                                    BUSINESS

GENERAL

     First Manitowoc Bancorp, Inc. (the "Company"), a Wisconsin corporation incorporated on April 9, 1982, became a registered bank holding company on November 16, 1982 under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. (FNBM Investment Corp.). The Company acquired the Bank through the merger of the Bank into an interim national banking association formed as a Company subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders on June 12, 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Company's common stock. The Bank's charter was not affected by the merger. Currently, the Company has outstanding 3,468,634 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 588 holders of record on February 28, 2001.

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

     The Merger and the Bank Merger involved the acquisition by Registrant and First National Bank in Manitowoc, its wholly-owned subsidiary, of all of the assets of Dairy State and Dairy State Bank consisting of premises and equipment, cash, Federal funds sold, securities and loans totaling approximately $66.6 million subject to the liabilities of Dairy State and Dairy State Bank, consisting primarily of deposits, totaling approximately $60 million. Registrant has continued the business of banking at the locations of Dairy State Bank as branches of First National Bank in Manitowoc.

     The Company's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has twelve full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin.

     As of December 31, 2000, the Bank had assets of approximately $495.4 million, net loans of approximately $322.7 million, and deposits of $394.6 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

BANKING PRODUCTS AND SERVICES

     The Bank has been doing business in Wisconsin since 1894 and is engaged in both the commercial and consumer banking business. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, and installment and other personal loans, especially residential mortgages, as well as home equity loans, automobile and other consumer financing. As a convenience to its customers, the Bank offers Saturday banking hours; drive-thru teller windows; "Telebanc," a telephone banking service; and 24-hour automated teller machines. Additionally, the Bank offers an Internet web site, including on-line banking via Netbanc.

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

DEPOSIT ACTIVITIES

     The Bank continues to gain market share of deposits in Manitowoc, Sheboygan, Calumet and Brown Counties. From December 31, 1999 to December 31, 2000, deposits increased $31.3 million or 8.6% to $394.6 million. From December 31, 1998 to December 31, 1999, deposits increased $86.8 million or 31.4% to $363.3 million. This increase includes deposits of $60 million from the Dairy State acquisition.

     No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank.

LENDING ACTIVITIES

     The Bank has experienced growth in the number and dollar amount of loans as a result of relatively low interest rates and general marketing efforts. Loans sold and serviced for others are not included in these growth numbers. Loan portfolio growth from December 31, 1999 to December 31, 2000 was $27.8 million or 9.4%. In 2000, the amount of loans sold and serviced for others increased by $8.6 million compared to 1999. The loan portfolio reflected $69.7 million or 30.5% growth in 1999. In 1999, the Bank increased the amount of loans sold and serviced for others by $16.6 million, an increase of 33.9%. Loan growth in 1999 includes $53.6 million from the Dairy State acquisition. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

BANK SERVICE CORPORATIONS

     The Bank owns 49.8% of the outstanding common stock of United Financial Services, Inc. United Financial Services, Inc., located in Grafton, Wisconsin, provides data processing services to owner banks Baylake Bank and First National Bank in Manitowoc and to 52 other banks located in Wisconsin.

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

EMPLOYEES

     As of February 28, 2001, the Bank employed 198 individuals, 82 of whom worked part-time.

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

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes the allowance for loan and lease losses, subject to certain limitations. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, the Bank's and the Company's ratio of Tier 1 to risk-weighted assets was 9.6% and 10.0%, respectively. As of December 31, 2000, the Bank's and the Company's ratio of total capital to risk-weighted assets was 10.7% and 11.2%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2000, the Bank's and the Company's leverage capital ratio was 6.8% and 7.0%, respectively.

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

     Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies,
(iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provided for increased funding of the FDIC insurance funds and the implementation of risked-based premiums. See "-- Deposit Insurance."

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified as "well capitalized" at December 31, 2000. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

        5724 CTH U, Newton, Wisconsin 53063 ("Newton Branch Office");

        2210 Calumet Drive, New Holstein, Wisconsin 53061 ("New Holstein Branch Office");

        2323 Eastern Avenue, Plymouth, Wisconsin 53073 ("Plymouth East Branch Office");

        300 East Mill Street, Plymouth, Wisconsin 53073 ("Plymouth West Branch Office"); and

        2747 Manitowoc Road, Green Bay, Wisconsin 54311 ("Bellevue Branch Office").

     The Bank leases real property at one branch location:

        2865 South Ridge Road, Green Bay, Wisconsin, 54304 ("Ashwaubenon Branch Office").

     There are no encumbrances on any of these properties.

                                     ITEM 3
                               LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management and through consultation with legal counsel that the resolution of these legal actions will not have a material effect on the Company's consolidated financial condition or results of operations.

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

                                2000
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$21.50.. $20.50   $23.00   $21.50   $25.00   $23.00   $25.50   $25.00

                                1999
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$16.80   $16.80   $18.88   $17.50   $19.25   $18.88   $20.50   $19.25

     All market information shown above has been restated for stock dividends and stock splits.

CASH DIVIDENDS

                            2000
-------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
  $0.065        $0.065        $0.065        $0.085      $0.28

                             1999
--------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
   $0.06         $0.06         $0.06        $0.075      $0.255

     All cash dividends shown above have been restated for stock dividends and stock splits.

HOLDERS

     As of February 28, 2001 there were 588 holders of record of the Company's Shares.

DIVIDENDS

     The Company declared and paid cash dividends per share totaling $0.28 per share or $971,000 during 2000, and $0.255 per share or $885,000 during 1999.

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

                                     ITEM 6
                            SELECTED FINANCIAL DATA
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the related notes and with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, provided elsewhere herein.

                                          2000          1999          1998          1997          1996
FOR THE YEAR                              ----          ----          ----          ----          ----
Interest income....................    $   34,979    $   27,097    $   26,819    $   25,162    $   21,088
Interest expense...................        18,995        13,602        14,152        13,136        10,604
Net interest income................        15,984        13,495        12,667        12,026        10,483
Provision for loan losses..........         1,065           851           800           600           430
Net interest income after provision
  for loan losses..................        14,919        12,644        11,867        11,426        10,053
Other operating income.............         2,711         2,357         2,019         1,570         1,423
Other operating expense............        11,428         9,077         8,052         7,404         6,553
Net income.........................         5,301         4,928         4,601         4,164         3,605
Per Share Data:*
Net income -- basic and diluted....    $     1.53    $     1.42    $     1.33    $     1.20    $     1.04
Cash dividends declared............    $     0.28    $    0.255    $     0.23    $    0.205    $     0.18
Book value.........................    $    11.95    $     9.95    $     9.77    $     8.52    $     7.33
Weighted average shares
  outstanding......................     3,468,634     3,468,634     3,468,634     3,468,634     3,468,634
AT YEAR END
Total assets.......................    $  495,410    $  462,518    $  367,828    $  348,907    $  300,420
Loans..............................       326,571       298,640       228,917       226,067       203,537
Allowance for loan losses..........         3,824         3,700         3,124         2,608         2,080
Investment securities..............       116,852        97,595        97,197        85,578        76,403
Deposits...........................       394,601       363,286       276,495       260,466       232,766
Borrowed funds.....................        23,000        38,000        28,802        31,572        18,431
Stockholders' equity...............        41,461        34,506        33,892        29,541        25,425
AVERAGE BALANCES
Assets.............................    $  472,285    $  390,092    $  355,019    $  331,984    $  278,406
Deposits...........................       373,035       293,575       267,332       246,987       222,520
Stockholders' equity...............        37,455        34,572        32,374        27,895        24,174
FINANCIAL RATIOS
Return on average assets...........         1.12%         1.26%         1.30%         1.25%         1.30%
Return on average equity...........        14.15%        14.25%        14.21%        14.93%        14.91%
Average equity to average assets...         7.93%         8.86%         9.12%         8.40%         8.68%
Dividend payout ratio..............        18.32%        17.96%        17.36%        17.08%        17.31%

-------------------------
* Per share data for 1996 through 2000 is restated to reflect the 25% stock dividends (five for four stock split) effective April 11, 1997 and April 16, 1999, and the two for one stock split effective June 30, 2000.

                                     ITEM 7

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Balance Sheet Analysis
December 31, 2000 compared to December 31, 1999

     During the past twelve month period from December 31, 1999 to December 31, 2000, total assets increased $32.9 million or 7.1%. Investment securities increased $19.2 million while loans increased $27.9 million.

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

Capital Resources and Adequacy

     Total stockholders' equity increased $7.0 million or 20.2% in 2000 to $41.5 million at the end of the year from $34.5 million at December 31, 1999. Net income of $5.3 million, an increase of $2.6 million in accumulated other comprehensive income less $971,000 dividends paid, primarily contributed to this increase. Total stockholders' equity as of December 31, 1999 increased $614,000 from December 31, 1998.

     One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage ratio for the years ended December 31, 2000, 1999, and 1998 was 6.8%, 6.9%, and 8.5%,
respectively.

     Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Bank's ratio at December 31, 2000, and for each of the two preceding years was 10.7%, 9.8%, and 13.6%, respectively. According to FDIC capital guidelines, the Bank is considered to be "well capitalized" as of December 31, 2000.

     Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 12 in the Consolidated Financial Statements for additional discussion of regulatory matters.

     The following discussion is designed to provide a better understanding of the results of operations of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes.

Results of Operations Overview for fiscal years 2000, 1999 and 1998

     The Company reported $5,301,000 in net income for 2000 or $1.53 per share compared to 1999 net income of $4,928,000 or $1.42 per share, and $4,601,000 or $1.33 per share for 1998. Earnings for the year represent a record level of performance for the Company, exceeding the previous record of $4,928,000 achieved in 1999. The improvement was primarily attributed to growth in net interest income and other operating income, the Company's major income components. Return on average assets was 1.12%, 1.26% and 1.30% in 2000, 1999 and 1998, respectively. Return on average equity was 14.15% for 2000, 14.25% for 1999, and 14.21% for 1998. The acquisition of Dairy State did not have a material impact on the results of operations in 1999.

Net Interest Income and Net Interest Margin

     Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. 1999 and 2000 were characterized by generally rising interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax-equivalent basis, increased in 2000 and 1999.

     Net interest income (on a tax equivalent basis) for 2000 increased by $2,704,000 or 17.7% compared to the year ended December 31, 1999, while 1999 net interest income increased by $1,186,000 or 8.4% from the previous year ended December 31, 1998. The higher rate of increase for 2000 is largely the result of increased volume of earning assets. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the years ended December 31, 2000, 1999 and 1998 was 3.49%, 3.65%, and 3.50%,
respectively. See the Table 1 titled "Average Balances, Yields and Rates" for additional information.

     Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. For 2000, the net interest margin decreased to 4.19% from 4.38% in 1999. The net interest margin for 1999 increased to 4.38% from 4.27% the previous year. These changes are the result of repricing as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

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

                       AVERAGE BALANCES, YIELD AND RATES

TABLE 1

                                              FOR THE YEAR ENDED            FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                               DECEMBER 31, 2000             DECEMBER 31, 1999             DECEMBER 31, 1998
                                          ---------------------------   ---------------------------   ---------------------------
                                          AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
                                          BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE
                                          -------    -------   ------   -------    -------   ------   -------    -------   ------
                                                                              (IN THOUSANDS)
ASSETS

Interest earning assets:
Money market investments:
Federal funds sold......................  $  7,257   $   493    6.77%   $  6,486   $   369    5.69%   $  8,774   $   526    5.99%
Investment securities:
U.S. Treasury securities and obligations
  of U.S. government agencies...........    43,649     3,032    6.95%     39,492     2,538    6.43%     38,103     2,594    6.81%
Tax-exempt obligations of States and
  political subdivisions................    55,691     4,244    7.62%     55,272     4,055    7.34%     48,580     3,602    7.41%
All other investment securities.........     5,876       521    8.86%      6,919       392    5.67%      3,932       196    5.00%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total investment securities.............   105,216     7,797    7.41%    101,683     6,985    6.87%     90,615     6,392    7.05%
Loans, net of unearned income:
Commercial loans........................   102,897    11,379   11.06%     91,372     9,471   10.22%     88,242     9,500   10.77%
Mortgage loans..........................   188,405    14,663    7.78%    132,000    10,143    7.68%    127,483    10,174    7.98%
Installment loans.......................    18,486     1,848   10.00%     12,323     1,269   10.30%     10,771     1,073    9.96%
Other loans.............................     5,261       795   15.10%      4,560       655   14.37%      4,064       600   14.76%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total loans.............................   315,049    28,685    9.10%    240,255    21,538    8.96%    230,560    21,347    9.26%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total Interest Earning Assets...........   427,522    36,975    8.62%    348,424   $28,892    8.29%    329,949   $28,265    8.57%
Cash and due from banks.................    12,385                        10,275                         8,702
Other assets............................    27,739                        13,965                        11,299
Allowance for loan and lease losses.....    (3,760)                       (3,240)                       (2,775)
                                          --------                      --------                      --------
Total Assets............................  $463,886                      $369,424                      $347,175
                                          ========                      ========                      ========
LIABILITIES
Interest-bearing liabilities:
Savings Deposits........................  $ 39,998   $   896    2.24%   $ 27,443   $   608    2.22%   $ 26,061   $   649    2.49%
Market Plus accounts....................    61,229     2,922    4.76%     58,425     2,507    4.29%     46,153     2,183    4.73%
Super NOW accounts......................    18,049       493    2.72%     13,234       279    2.10%     11,698       282    2.41%
Money market deposit accounts...........    18,612       916    4.91%      7,291       204    2.80%      6,383       182    2.85%
Certificates of deposit and IRA
  deposits..............................   173,799    10,347    5.94%    132,017     7,160    5.42%    137,887     8,103    5.88%
Repurchase agreements...................    23,250     1,329    5.72%     22,902     1,095    4.78%     21,355     1,111    5.20%
Federal funds purchased.................       932        54    5.83%        919        43    4.72%         53         3    5.82%
Borrowings..............................    33,362     2,038    6.11%     31,241     1,720    5.51%     29,993     1,662    5.54%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total Int-Bearing Liabilities...........   369,231    18,995    5.13%    293,472   $13,616    4.64%    279,583   $14,175    5.07%
Demand deposits.........................    53,433                        39,145                        33,856
Other liabilities.......................     5,454                         3,570                         3,687
                                          --------                      --------                      --------
Total liabilities.......................   428,118                       336,187                       317,126
Stockholders' equity....................    35,768                        33,237                        30,049
                                          --------                      --------                      --------
Total Liabilities and Stockholders'
  Equity................................  $463,886                      $369,424                      $347,175
                                          ========                      ========                      ========
Net interest income and interest rate
  spread................................             $17,980    3.49%              $15,276    3.65%              $14,090    3.50%
Net interest income as a percent of
  earning assets........................                        4.19%                         4.38%                         4.27%
                                                               ======                        ======                        ======

                       RATE AND VOLUME VARIANCE ANALYSIS
                           BASED ON AVERAGE BALANCES

TABLE 2

                                                      2000 COMPARED TO 1999           1999 COMPARED TO 1998
                                                   ----------------------------   ------------------------------
                                                    INCREASE     CHANGE DUE TO     INCREASE      CHANGE DUE TO
                                                   (DECREASE)    RATE    VOLUME   (DECREASE)    RATE     VOLUME
                                                   ----------    ----    ------   ----------    ----     ------
                                                                          (IN THOUSANDS)
INTEREST INCOME
Federal funds sold..............................     $  124     $   79   $  45      $ (156)    $   (19)  $  (137)
                                                     ------     ------   ------     ------     -------   -------
U.S. Treasury securities and obligations of U.S.
  government agencies...........................        494        227     267         (56)       (150)       94
Tax-exempt obligations of State and political
  subdivisions..................................        189        156      33         453         (43)      496
All other investment securities.................        129        187     (58)        195          46       149
                                                     ------     ------   ------     ------     -------   -------
Total investment securities.....................        812        570     242         592        (147)      739
                                                     ------     ------   ------     ------     -------   -------
Commercial loans................................      1,908        864   1,044        (479)        753    (1,232)
Mortgage loans..................................      4,520        188   4,332         419      (1,375)    1,794
Installment loans...............................        579        (55)    634         196          41       155
Other loans.....................................        140         38     102          55         (18)       73
                                                     ------     ------   ------     ------     -------   -------
Total loans.....................................      7,147      1,035   6,112         191        (599)      790
                                                     ------     ------   ------     ------     -------   -------
Total interest income...........................     $8,083     $1,684   $6,399     $  627     $  (765)  $ 1,392
                                                     ------     ------   ------     ------     -------   -------
INTEREST EXPENSE
Savings Deposits................................     $  288     $    8   $ 280      $  (40)    $   (75)  $    35
Market Plus accounts............................        415        288     127         324        (256)      580
Super NOW accounts..............................        214        112     102          (3)        (40)       37
Money market deposit accounts...................        712        393     319          22          (4)       26
Certificates of deposit and IRA deposits........      3,187        904   2,283        (943)       (598)     (345)
Repurchase agreements...........................        234        218      16         (16)        (96)       80
Federal funds purchased.........................         11         10       1          40         (10)       50
Borrowings......................................        318        200     118          58         (11)       69
                                                     ------     ------   ------     ------     -------   -------
Total interest expense..........................     $5,379     $2,133   $3,246     $ (558)    $(1,090)  $   532
                                                     ------     ------   ------     ------     -------   -------
Net interest income.............................     $2,704     $ (449)  $3,153     $1,186     $   325   $   861
                                                     ======     ======   ======     ======     =======   =======

     The rate change was determined by taking the difference in rate times the previous year's balance.

Provision and Allowance for Loan Losses

     For the year ended December 31, 2000, the Bank recorded net charge offs of $941,000 compared to net charge offs of $849,000 in 1999 and $284,000 in 1998.
The Bank acquired $574,000 in loan loss allowance in the acquisition of Dairy State. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio.

     Gross charge offs amounted to $996,000 in 2000, $965,000 in 1999, and $323,000 in 1998, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $55,000 in 2000, $116,000 in 1999, and $39,000 in 1998.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated loan losses. There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses inherent in its loan portfolio as of December 31, 2000 based on its most recent evaluation of these factors.

     The factor of loan volume trends is based on actual lending activity. The loan volume trends factor is for estimated losses that are believed to be inherently part of the loan portfolio but that have not yet been identified as specific problem credits. The current problem credits factor includes the exposure believed to exist for specifically identified problem loans determined on a loan-by-loan basis.

     The allowance for loan losses of $3,124,000 as of December 31, 1998 represented 1.36% of gross loans, and as of December 31, 1999, the $3,700,000 allowance for loan losses reflected 1.24% of gross loans. The allowance for loan losses of $3,824,000 as of December 31, 2000 amounted to 1.17% of the outstanding loan portfolio. Analysis by internal loan review supports the adequacy of the allowance. In management's opinion, the allowance for loan losses is adequate as of December 31, 2000. See Note 3 in the Consolidated Financial Statements.

     The allocation of the allowance for loan losses is shown in the following table.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

TABLE 3

                                                                   DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                                     % OF                      % OF                      % OF                      % OF
                                    LOANS                     LOANS                     LOANS                     LOANS
                                 IN CATEGORY               IN CATEGORY               IN CATEGORY               IN CATEGORY
                                   TO TOTAL                  TO TOTAL                  TO TOTAL                  TO TOTAL
                        2000        LOANS         1999        LOANS         1998        LOANS         1997        LOANS
                        ----     -----------      ----     -----------      ----     -----------      ----     -----------
                                                                  (IN THOUSANDS)
Specific Problem
  Loans..............  $  625                    $  694                    $  516                    $  233
Loan Type Allocation:
Commercial &
  Agricultural.......   2,688        29.1         2,069        31.3         2,087        39.8         1,983        34.6
Commercial Real
  Estate.............     436        23.4           192        23.2           127        16.6           182        20.2
Residential Real
  Estate.............      25        40.3            72        38.2            76        37.2            68        39.3
Consumer.............      36         7.2            49         7.3            16         6.4            48         5.9
                       ------                    ------                    ------                    ------
                        3,185                     2,382                     2,306                     2,281
Unallocated..........      14                       624                       302                        94
                       ------                    ------                    ------                    ------
Total................  $3,824                    $3,700                    $3,124                    $2,608
                       ======                    ======                    ======                    ======

                            DECEMBER 31,
                       -----------------------
                                     % OF
                                    LOANS
                                 IN CATEGORY
                                   TO TOTAL
                        1996        LOANS
                        ----     -----------
                           (IN THOUSANDS)
Specific Problem
  Loans..............  $  277
Loan Type Allocation:
Commercial &
  Agricultural.......   1,477        34.8
Commercial Real
  Estate.............     136        18.6
Residential Real
  Estate.............      51        40.6
Consumer.............      36         6.0
                       ------
                        1,700
Unallocated..........     103
                       ------
Total................  $2,080
                       ======

     Specific problem loans includes the allocation of the allowance for specific problem credits. Loan volume allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories.

     The allocation and total for the allowance for loan losses is not to be interpreted as a single year's exposure for loss nor the loss for any specified time period.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

TABLE 4

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2000      1999      1998      1997      1996
                                                         ----      ----      ----      ----      ----
                                                                        (IN THOUSANDS)
Balance at beginning of period......................    $3,700    $3,124    $2,608    $2,080    $1,819
Charge-offs:
     Commercial Real Estate.........................    $   83    $    0    $    0    $    0    $   11
     Residential Real Estate........................         2        22        21         3        12
     Commercial & Agricultural......................       668       838       259        51       172
     Consumer.......................................       243       105        43        53        25
                                                        ------    ------    ------    ------    ------
                                                        $  996    $  965    $  323    $  107    $  220
                                                        ======    ======    ======    ======    ======
Recoveries:
     Commercial Real Estate.........................    $    9    $   13    $   13    $    2    $    1
     Residential Real Estate........................         2        12         0         0         0
     Commercial & Agricultural......................        27        70         9        24         9
     Consumer.......................................        17        21        17         9        41
                                                        ------    ------    ------    ------    ------
                                                        $   55    $  116    $   39    $   35    $   51
                                                        ======    ======    ======    ======    ======
Net charge-offs.....................................       941       849       284        72       169
Provision for loan losses...........................     1,065       851       800       600       430
Balance related to acquisition......................         0       574         0         0         0
                                                        ------    ------    ------    ------    ------
Balance at end of period............................    $3,824    $3,700    $3,124    $2,608    $2,080
                                                        ======    ======    ======    ======    ======
Ratio of net charge offs during period to average
  loans outstanding during period...................      .30%      .35%      .12%      .03%      .09%
Ratio of allowance for loan losses to total loans...     1.17%     1.24%     1.36%     1.15%     1.02%

     The increase in the allowance for loan losses is primarily a result of the growth in loan volume and the allowance acquired from Dairy State.

Other Operating Income

     Other operating income increased $354,000, or 15.0%, from 1999 to 2000. The growth resulted primarily from increases in service charges on the deposit accounts obtained in the Dairy acquisition, an increase in loan servicing income, and an increase in earnings from the Bank's data processing center. This increase was partially offset by decreases in gain on sales of mortgage loans held for sale which decreased due to the rising interest rate environment which reduced loan demand and the related fee income.

     Other operating income increased $338,000, or 16.7%, from 1998 to 1999. The growth resulted primarily from increases in service charges on deposit accounts which increased due to collection of automated teller machine fees and assessment of service charges on negative collected balances for an entire year. This increase was partially offset by decreases in gain on sales of mortgage loans held for sale which decreased due to the rising interest rate environment which reduced loan demand and the related fee income.

Other Operating Expenses

     Other operating expenses increased by $2,351,000, or 25.9%, from 1999 to 2000. This change was primarily a result of increases in salaries and employee benefits and due to additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Dairy acquisition and in Ashwaubenon. Amortization of goodwill and data processing expense increased due to the Dairy acquisition. Other expenses increased due to higher regulatory and professional fees, increased insurance expense, collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, higher telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

     Other operating expenses increased by $1,025,000, or 12.7%, from 1998 to 1999. This change was primarily a result of increases in salaries and employee benefits and data processing fees. Increases in salaries and employee benefits were the result of additional employees. In 1999, 60 new employees were added and 19 employees left the Bank's employment. Increases in salaries and employee benefits were also the result of annual merit increases to employees. Data processing fees increased primarily due to the costs of the Dairy State conversion of $36,000 and overall volume increases of $44,000.

Income Taxes

     The effective tax rates for the Company were 14.53%, 16.81%, and 21.13%, for 2000, 1999, and 1998, respectively. The decrease in effective tax rates is a direct result of additional assets held at the Bank's FNBM Investment Corp. subsidiary. FNBM Investment Corp. is a wholly-owned subsidiary of the Bank incorporated under the laws of Nevada and is subject to taxation in the State of Nevada which does not currently impose a corporate income tax. See Note 10 in the Consolidated Financial Statements.

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

     Total securities amounted to $116.9 million and $97.6 million as of December 31, 2000 and 1999, respectively. The higher level of investments in securities resulted primarily from the increase in available funds derived from growth in deposits over loans and the reduction of Fed Funds Sold.

     The Bank manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. The Bank had no concentrations of securities from any single issues that exceeded 10% of stockholders' equity. Table 5 exhibits the distribution, by type, of the investment portfolio as of December 31. Concurrent with the acquisition of Dairy State, the Company transferred all of Dairy State's held to maturity securities to securities available for sale.

                         SECURITIES AVAILABLE FOR SALE

TABLE 5

                                              DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                              -----------------   -----------------   -----------------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and obligations of
  U.S. Government corporations and
  agencies..................................      $ 19,431            $ 10,290             $ 5,791
Obligations of states and political
  subdivisions..............................        60,708              54,278              53,259
Mortgage-backed securities..................        30,609              33,459              27,473
Corporate Notes.............................           948                 896                   0
Other securities............................         4,577               2,124               8,894
                                                  --------            --------             -------
          Total amortized cost..............      $116,273            $101,047             $95,417
                                                  ========            ========             =======
          Total fair value..................      $116,852            $ 97,595             $97,197
                                                  ========            ========             =======

     The following table presents the maturity by type of the investment portfolio for the year ended December 31, 2000.

                         INVESTMENT PORTFOLIO ANALYSIS

TABLE 6

                                                            DECEMBER 31, 2000
                       -------------------------------------------------------------------------------------------
                          U.S. GOVT.                         MORTGAGE BACKED      CORPORATE
                           AGENCIES          MUNICIPALS         SECURITIES          NOTES        OTHER SECURITIES
                       ----------------   ----------------   ----------------   --------------   -----------------
                        BOOK     AVG TE    BOOK     AVG TE    BOOK     AVG TE   BOOK    AVG TE    BOOK     AVG TE
DESCRIPTION & TERM      VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE   YIELD     VALUE     YIELD
------------------      -----    ------    -----    ------    -----    ------   -----   ------    -----    ------
                                                             (IN THOUSANDS)
0 - 12 months........  $ 2,254   5.99%    $ 2,868   7.33%    $ 1,656   6.11%    $ 50    6.94%    $2,025     7.62%
1 - 5 Years..........      998   7.69%      7,830   7.40%     12,921   6.37%     898    6.50%        75     6.54%
5 - 10 Years.........    6,240   7.45%     17,903   7.50%     16,032   6.45%       0      n/a         0       n/a
Over 10 Years........    9,939   7.68%     32,107   7.42%          0     n/a       0      n/a     2,477     4.41%
                       -------   -----    -------   -----    -------   -----    ----    -----    ------     -----
Total................  $19,431   7.44%    $60,708   7.44%    $30,609   6.40%    $948    6.81%    $4,577     4.50%
                       =======   =====    =======   =====    =======   =====    ====    =====    ======     =====

                        DECEMBER 31, 2000
                       --------------------

                         TOTAL      TOTAL
                       AMORTIZED     FAIR
DESCRIPTION & TERM       COST       VALUE
------------------     ---------    -----
                          (IN THOUSANDS)
0 - 12 months........  $  8,853    $  8,841
1 - 5 Years..........    22,722      22,741
5 - 10 Years.........    40,175      40,424
Over 10 Years........    44,523      44,846
                       --------    --------
Total................  $116,273    $116,852
                       ========    ========

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

     The risks associated with the Bank's loan categories are as follows:

     Commercial and Agricultural. Credit risk is considered moderate. Past due loans are below industry averages. Non-performing loans and net loan losses, although higher than the previous year, remain below the averages for banks of similar size. The portfolio is fairly diversified with no significant concentrations within one industry and agricultural loans representing approximately 5% of total loans.

     Real Estate. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

     Consumer. Credit risk is considered moderate, with delinquency ratios and non-performing loans at low levels.

     No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 2000 was $6,609,000.

     Extensions of credit used predominantly for business or agricultural purposes are classified as commercial and agricultural loans. Commercial loans include lines of credit for seasonal requirements of businesses, short-term loans payable within 12 months for one time specific purposes and term loans with maturities greater than 12 months for capital assets and fixed assets which are amortized and repaid from cash flow. Agricultural loans include short-term farm operating loans, intermediate term farm personal property loans and long-term agricultural real estate loans. Agricultural real estate loans generally are written for one to two year terms with amortizations exceeding five years. Commercial term loans for capital assets and fixed assets and commercial real estate loans that have maturities of more than five years are generally arranged through government assisted financing programs such as SBA.

     The increase in commercial loans and commercial real estate loans resulted mainly from the general credit needs within the Bank's primary markets. The Bank also made it a priority to sell residential mortgage loans to the FNMA secondary market and term commercial real estate loans to the SBA secondary market.

     Table 7 "Summary of Loan Portfolio" presents the composition of the Bank's loan portfolio by significant concentration.

                           SUMMARY OF LOAN PORTFOLIO

TABLE 7

                                                LOANS OUTSTANDING AS DECEMBER 31,
                       -----------------------------------------------------------------------------------
                                2000                     1999                     1998              1997
                       ----------------------   ----------------------   ----------------------   --------
                                  PERCENT OF               PERCENT OF               PERCENT OF
                        AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                        ------    -----------    ------    -----------    ------    -----------    ------
                                                         (IN THOUSANDS)
Commercial and
 Agricultural........  $94,886       29.06%     $93,550       31.33%     $91,122       39.81%     $78,230
Commercial Real
 Estate..............   76,478       23.42%      69,248       23.19%      38,018       16.61%      45,689
Residential Real
 Estate..............  131,592       40.29%     114,175       38.23%      85,115       37.18%      88,822
Consumer.............   22,270        6.82%      20,199        6.76%      13,783        6.02%      12,503
Other................    1,345         .41%       1,468         .49%         879         .38%         823
                       --------     -------     --------     -------     --------     -------     --------
Total................  $326,571     100.00%     $298,640     100.00%     $228,917     100.00%     $226,067
                       ========     =======     ========     =======     ========     =======     ========

                        LOANS OUTSTANDING AS DECEMBER 31,
                       ------------------------------------
                          1997                1996
                       -----------   ----------------------
                       PERCENT OF               PERCENT OF
                       TOTAL LOANS    AMOUNT    TOTAL LOANS
                       -----------    ------    -----------
                                  (IN THOUSANDS)
Commercial and
 Agricultural........     34.61%     $70,775       34.77%
Commercial Real
 Estate..............     20.21%      38,003       18.67%
Residential Real
 Estate..............     39.29%      82,538       40.55%
Consumer.............      5.53%      11,599        5.70%
Other................       .36%         622         .31%
                         -------     --------     -------
Total................    100.00%     $203,537     100.00%
                         =======     ========     =======

                          MATURITIES OF LOAN PORTFOLIO

TABLE 8

                                                                 DECEMBER 31, 2000
                                   ------------------------------------------------------------------------------
                                    COMMERCIAL &     COMMERCIAL     RESIDENTIAL
MATURING                            AGRICULTURAL     REAL ESTATE    REAL ESTATE    CONSUMER    OTHER      TOTAL
--------                            ------------     -----------    -----------    --------    -----      -----
                                                                   (IN THOUSANDS)
0-12 months....................       $58,372          $29,615       $ 67,527      $ 4,958     $1,345    $161,817
1-5 years......................        31,933           39,172         61,226       17,199          0     149,530
Over 5 years...................         4,581            7,691          2,839          113          0      15,224
                                      -------          -------       --------      -------     ------    --------
Total..........................       $94,886          $76,478       $131,592      $22,270     $1,345    $326,571
                                      =======          =======       ========      =======     ======    ========

MATURING                               FIXED RATE                   ADJUSTABLE RATE                    TOTAL
--------                               ----------                   ---------------                    -----
0-12 months...................          $108,513                        $53,304                       $161,817
1-5 years.....................           146,454                          3,076                        149,530
Over 5 years..................            15,224                              0                         15,224
                                        --------                        -------                       --------
Total.........................          $270,191                        $56,380                       $326,571
                                        ========                        =======                       ========

     The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Bank had no foreign loans in its portfolio as of December 31, 2000.

     It is the policy of the Bank to place a loan in nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 2000 and 1999 were $1,765,000 and $1,618,000, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included commercial loans, agricultural loans and residential real estate loans. However, these were individual isolated accounts and no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

                        RISK ELEMENTS OF LOAN PORTFOLIO

TABLE 9

                                                                          DECEMBER 31,
                                                           ------------------------------------------
                                                            2000      1999      1998     1997    1996
                                                            ----      ----      ----     ----    ----
                                                                         (IN THOUSANDS)
Nonaccrual loans.......................................    $1,765    $1,618    $  927    $211    $708
Accruing loans past due 90 days or more................       419        21       181      84     229
                                                           ------    ------    ------    ----    ----
Total nonperforming loans..............................    $2,184    $1,639    $1,108    $295    $937
Nonperforming loans as a percent of loans..............       .67%      .55%      .47%    .13%    .47%
Ratio of the allowance for loan losses to nonperforming
  loans................................................       175%      226%      282%    884%    222%

     Total nonperforming loans at December 31, 2000 were $2,184,000, an increase of $545,000 from $1,639,000 at December 31, 1999. The increase was primarily due to an increase of $398,000 in accruing loans past due 90 days or more.

     Management maintains a listing of potential problem loans. The decision of management to place loans in this category does not necessarily indicate that the Bank expects losses to occur, but that management recognizes that a higher degree of risk is associated with these performing loans. At December 31, 2000, potential problem loans totaled $9.4 million. The loans that have been reported as potential problem loans are not concentrated in a particular industry, but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Deposits

     Deposit liabilities increased from $363.3 million at December 31, 1999 to $394.6 million at December 31, 2000, an increase of $31.3 million, or 8.6%. Time deposits were the main source of deposit growth. The Bank continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. There are no predetermined divisions for deposit categories. Table 1 displays the average balances and average rates paid on all major deposits classifications for 2000, 1999 and 1998.

     The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 2000 and 1999.

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

TABLE 10

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
3 months or less............................................  $ 8,891    $ 6,286
3-6 months..................................................    9,467      7,668
6-12 months.................................................   11,819      7,880
Over 12 months..............................................    4,865      4,210
                                                              -------    -------
TOTAL.......................................................  $35,042    $26,044
                                                              =======    =======

FHLB Advances

     FHLB advances decreased from $36.0 million to $21.0 million, a decrease of $15.0 million or 41.7%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter.

Subsequent Events

     On February 28, 2001, the Bank acquired 100% ownership in the Insurance Center of Manitowoc, Inc. The Insurance Center of Manitowoc, Inc. includes Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life, and health insurance. It will be operated as a wholly owned subsidiary of the Bank.

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

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

TABLE 11

                                                             EXPECTED PERIOD OF MATURITY
                         ----------------------------------------------------------------------------------------------------
                           WITHIN 1 YEAR        1 -2 YEARS         2 -3 YEARS          3-4 YEARS        GREATER THAN 4 YEARS
                         -----------------   ----------------   ----------------   ------------------   ---------------------
                                    YIELD/             YIELD/             YIELD/               YIELD/                 YIELD/
DECEMBER 31, 2000        BALANCE     RATE    BALANCE    RATE    BALANCE    RATE     BALANCE     RATE     BALANCE       RATE
-----------------        -------    ------   -------   ------   -------   ------    -------    ------    -------      ------
                                                                    (IN THOUSANDS)
US Treasury, Agency and
 Other securities(F)...  $  4,304    6.35%   $    75    6.54%         0      n/a          0       n/a    $ 19,653      7.54%
US Treasury, Agency and
 Other securities(V)...        25    7.52%         0      n/a       897    6.50%          0       n/a           0        n/a
Mortgage backed
 Securities(F).........     1,656    6.05%     2,072    6.04%     1,046    6.86%      8,827     6.25%      14,767      6.48%
Mortgage backed
 Securities(V).........     2,241    6.41%         0      n/a         0      n/a          0       n/a           0        n/a
Municipal
 securities(F).........     2,868    4.84%     2,973    4.97%     1,180    4.64%      1,959     5.09%      51,728      5.01%
Commercial loans(F)....    39,898    8.91%    27,454    9.06%    15,543    8.88%     10,152     8.28%      22,304      8.08%
Commercial loans(V)....    41,780   10.33%       350    9.69%         0      n/a        224     9.63%           0        n/a
Residential real
 estate(F).............    62,400    8.39%    46,459    8.73%     7,407    8.68%      7,233     8.23%       9,212      9.48%
Residential Real
 estate(V).............    11,087    9.67%     1,360    8.16%     1,141    7.88%          0       n/a           0        n/a
Consumer loans(F)......     4,817    9.20%     3,590   10.11%     5,203    9.73%      4,727     9.18%       3,791      9.29%
Consumer loans(V)......       439   10.93%         0      n/a         0      n/a          0       n/a           0        n/a
                         --------   ------   -------   ------   -------   ------    -------    ------    --------     ------
       Total interest
         earning
         assets........  $171,515    8.93%   $84,333    8.69%   $32,417    8.65%    $33,122     7.68%    $121,455      6.63%
                         ========   ======   =======   ======   =======   ======    =======    ======    ========     ======
Interest bearing
 deposits(F)...........  $156,230    6.38%   $27,402    6.07%   $ 7,616    6.36%    $ 1,032     5.52%    $    447      6.50%
Interest bearing
 deposits(V)...........   139,100    4.21%         0      n/a         0      n/a          0       n/a           0        n/a
Short term
 borrowings(F).........    10,069    5.41%         0      n/a         0      n/a          0       n/a           0        n/a
Short term
 borrowings(V).........    21,883    4.23%         0      n/a         0      n/a          0       n/a           0        n/a
Long term
 Borrowings(V).........    16,000    6.54%     5,000    6.47%         0      n/a          0       n/a           0        n/a
                         --------   ------   -------   ------   -------   ------    -------    ------    --------     ------
       Total interest
         bearing
         liabilities...  $343,282    5.34%   $32,402    6.13%   $ 7,616    6.36%    $ 1,032     5.52%    $    447      6.50%
                         ========   ======   =======   ======   =======   ======    =======    ======    ========     ======

                         EXPECTED PERIOD OF MATURITY
                         ----------------------------
                               TOTAL
                         -----------------     FAIR
                                    YIELD/    MARKET
DECEMBER 31, 2000        BALANCE     RATE     VALUE
-----------------        -------    ------    ------
                                (IN THOUSANDS)
US Treasury, Agency and
 Other securities(F)...  $ 24,032    7.34%   $ 24,153
US Treasury, Agency and
 Other securities(V)...       922    7.52%        922
Mortgage backed
 Securities(F).........    28,368    6.37%     28,108
Mortgage backed
 Securities(V).........     2,241    6.41%      2,241
Municipal
 securities(F).........    60,708    4.99%     61,428
Commercial loans(F)....   115,351    8.76%    114,702
Commercial loans(V)....    42,354   10.32%     42,354
Residential real
 estate(F).............   132,711    8.60%    132,711
Residential Real
 estate(V).............    13,588    9.37%     13,588
Consumer loans(F)......    22,128    9.48%     22,128
Consumer loans(V)......       439   10.93%        439
                         --------   ------   --------
       Total interest
         earning
         assets........  $442,842    8.16%   $442,774
                         ========   ======   ========
Interest bearing
 deposits(F)...........  $192,727    6.33%   $194,479
Interest bearing
 deposits(V)...........   139,100    4.21%    139,100
Short term
 borrowings(F).........    10,069    5.41%     10,086
Short term
 borrowings(V).........    21,883    4.23%     21,883
Long term
 Borrowings(V).........    21,000    6.52%     21,079
                         --------   ------   --------
       Total interest
         bearing
         liabilities...  $384,779    5.43%   $386,627
                         ========   ======   ========

-------------------------
(V) Variable repricing terms

(F) Fixed repricing terms

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

     We have audited the accompanying consolidated balance sheet of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First Manitowoc Bancorp, Inc. and Subsidiaries as of and for each of the two years in the period ended December 31, 1999, were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Wipfli Ullrich Bertelson LLP

Green Bay, Wisconsin
February 2, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

     We have audited the accompanying consolidated balance sheet of First Manitowoc Bancorp, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Milwaukee, Wisconsin
February 4, 2000

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000        1999
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................    $ 19,834    $ 21,007
Federal fund sold...........................................       6,540      19,709
                                                                --------    --------
Cash and cash equivalents...................................      26,374      40,716
Securities available for sale, at fair value................     116,852      97,595
Loans, net..................................................     322,747     294,940
Premises and equipment......................................       9,491       8,872
Intangible assets, net of accumulated amortization of
  $1,319,000 in 2000 and $860,000 in 1999...................       7,910       8,706
Other assets................................................      12,036      11,689
                                                                --------    --------
Total assets................................................    $495,410    $462,518
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................    $394,601    $363,286
Securities sold under repurchase agreements.................      29,952      22,352
Borrowed funds..............................................      23,000      38,000
Other liabilities...........................................       6,396       4,374
                                                                --------    --------
Total liabilities...........................................     453,949     428,012
                                                                --------    --------
Commitments and contingencies (Note 15).....................
                                                                --------    --------
Stockholders' equity:
  Common stock -- $1 par value: authorized -- 10,000,000
     shares issued -- 3,791,814 shares......................       3,792       3,792
  Retained earnings.........................................      37,991      33,661
  Accumulated other comprehensive income (loss).............         378      (2,247)
Treasury stock at cost -- 323,180 shares in 2000 and 1999...        (700)       (700)
                                                                --------    --------
Total stockholders' equity..................................      41,461      34,506
                                                                --------    --------
Total liabilities and stockholders' equity..................    $495,410    $462,518
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                            AMOUNTS)
Interest income:
  Loans, including fees.....................................    $28,388     $21,273     $21,184
  Federal funds sold........................................        493         369         526
  Securities:
     Taxable................................................      3,306       2,788       2,740
     Tax-exempt.............................................      2,792       2,667       2,369
                                                                -------     -------     -------
          Total interest income.............................     34,979      27,097      26,819
                                                                -------     -------     -------
Interest expense:
  Deposits..................................................     15,574      10,738      11,398
  Securities sold under repurchase agreements...............      1,329       1,095       1,111
  Borrowed funds............................................      2,092       1,769       1,643
                                                                -------     -------     -------
          Total interest expense............................     18,995      13,602      14,152
                                                                -------     -------     -------
Net interest income.........................................     15,984      13,495      12,667
Provision for loan losses...................................      1,065         851         800
                                                                -------     -------     -------
Net interest income after provision for loan losses.........     14,919      12,644      11,867
                                                                -------     -------     -------
Other income:
  Trust service fees........................................        511         499         483
  Service charges on deposit accounts.......................      1,039         905         616
  Loan servicing income.....................................        378         326         313
  Gain on sales of mortgage loans...........................         44         138         201
  Other.....................................................        739         489         406
                                                                -------     -------     -------
          Total other income................................      2,711       2,357       2,019
                                                                -------     -------     -------
Other expenses:
  Salaries and employee benefits............................      5,971       4,958       4,055
  Occupancy.................................................      1,684       1,107       1,138
  Data processing...........................................        897         718         639
  Postage, stationery, and supplies.........................        485         420         360
  Amortization of intangibles...............................        459         241         234
  Other.....................................................      1,932       1,633       1,626
                                                                -------     -------     -------
          Total other expenses..............................     11,428       9,077       8,052
                                                                -------     -------     -------
Income before provision for income taxes....................      6,202       5,924       5,834
Provision for income taxes..................................        901         996       1,233
                                                                -------     -------     -------
Net income..................................................    $ 5,301     $ 4,928     $ 4,601
                                                                =======     =======     =======
Earnings per share -- Basic and diluted.....................      $1.53       $1.42       $1.33
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                      ACCUMULATED
                                                                         OTHER
                                                 COMMON   RETAINED   COMPREHENSIVE   TREASURY
                                                 STOCK    EARNINGS   INCOME (LOSS)    STOCK      TOTAL
                                                 ------   --------   -------------   --------    -----
                                                                     (IN THOUSANDS)
Balance, January 1, 1998.....................    $3,792   $25,815       $   634       $(700)    $29,541
  Comprehensive income:
     Net income..............................               4,601                                 4,601
     Other comprehensive income..............                               541                     541
                                                                                                -------
          Total comprehensive income.........                                                     5,142
  Cash dividends ($0.23 per share)...........                (791)                                 (791)
                                                 ------   -------       -------       -----     -------
Balance, December 31, 1998...................    3,792     29,625         1,175        (700)     33,892
  Comprehensive income:
     Net income..............................               4,928                                 4,928
     Other comprehensive loss................                            (3,422)                 (3,422)
                                                                                                -------
          Total comprehensive income.........                                                     1,506
  Cash dividends ($0.26 per share)...........                (885)                                 (885)
  Cash paid for fractional shares............                  (7)                                   (7)
                                                 ------   -------       -------       -----     -------
Balance, December 31, 1999...................    3,792     33,661        (2,247)       (700)     34,506
  Comprehensive income:
     Net income..............................               5,301                                 5,301
     Other comprehensive income..............                             2,625                   2,625
                                                                                                -------
          Total comprehensive income.........                                                     7,926
  Cash dividends ($0.28 per share)...........                (971)                                 (971)
                                                 ------   -------       -------       -----     -------
Balance, December 31, 2000...................    $3,792   $37,991       $   378       $(700)    $41,461
                                                 ======   =======       =======       =====     =======

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000        1999        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $  5,301    $  4,928    $  4,601
                                                                --------    --------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................       1,065         851         800
    Depreciation and amortization of premises and
      equipment.............................................         789         485         473
    Amortization of intangibles.............................         459         241         234
    Amortization of securities..............................          --          25          44
    Proceeds from sales of mortgage loans...................      15,481      25,077      35,098
    Originations of mortgage loans held for sale............     (15,338)    (24,899)    (33,287)
    Gain on sales of mortgage loans.........................         (44)       (138)       (201)
    Undistributed income of joint venture...................        (247)       (142)        (50)
    Increase in other assets................................      (1,113)       (147)     (2,147)
    Increase (decrease) in other liabilities................       2,022        (792)        627
                                                                --------    --------    --------
         Total adjustments..................................       3,074         561       1,591
                                                                --------    --------    --------
Net cash provided by operating activities...................       8,375       5,489       6,192
                                                                --------    --------    --------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................      15,038      45,489      30,769
  Purchases of securities available for sale................     (30,264)    (51,845)    (41,395)
  Net increase in loans.....................................     (29,027)    (16,120)     (4,743)
  Bank acquisition, net of cash acquired....................          --      (4,258)         --
  Purchases of premises and equipment.......................      (1,408)     (2,084)       (726)
  Proceeds from sale of assets..............................          --          --          55
                                                                --------    --------    --------
Net cash used in investing activities.......................     (45,661)    (28,818)    (16,040)
                                                                --------    --------    --------
Cash flows from financing activities:
  Net increase in deposits..................................      31,315      26,942      16,029
  Net increase (decrease) in securities sold under
    repurchase agreements...................................       7,600      (2,041)        685
  Proceeds from advances of borrowed funds..................      21,000      28,698       4,000
  Repayment of borrowed funds...............................     (36,000)    (19,500)     (6,771)
  Dividends paid............................................        (971)       (885)       (791)
  Cash paid for fractional shares...........................          --          (7)         --
                                                                --------    --------    --------
Net cash provided by financing activities...................      22,944      33,207      13,152
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........     (14,342)      9,878       3,304
Cash and cash equivalents at beginning......................      40,716      30,838      27,534
                                                                --------    --------    --------
Cash and cash equivalents at end............................    $ 26,374    $ 40,716    $ 30,838
                                                                ========    ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................    $ 17,184    $ 13,341    $ 14,225
  Income taxes..............................................         931         965       1,649
Supplemental schedule of noncash activities:
  Loans transferred to foreclosed properties................          56         144          66
  Transfer of securities from held to maturity to available
    for sale................................................          --         659          --
Acquisition:
  Fair value of assets acquired.............................          --      67,130          --
  Liabilities assumed.......................................          --      60,934          --
  Cash paid for purchase of stock...........................          --     (13,520)         --
  Cash acquired.............................................          --       9,262          --
                                                                            --------
  Net cash paid for acquisition.............................          --       4,258          --
                                                                            ========

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of First Manitowoc Bancorp, Inc. and Subsidiaries (the "Corporation") conform to generally accepted accounting principles and general practices within the financial institution industry. Significant accounting and reporting policies are summarized below.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of First Manitowoc Bancorp, Inc., its wholly owned subsidiary, First National Bank in Manitowoc (the "Bank"), and the Bank's wholly owned subsidiary, FNBM Investment Corp. All significant intercompany balances and transactions have been eliminated. Investment in the Bank's 49.8% owned subsidiary, which is not material, is accounted for on the equity method.

     In 1999, the Corporation consummated the acquisition of Dairy State Financial Services, Inc. ("Dairy"), a Wisconsin bank holding company, for a cash price of approximately $13,520,000. Dairy's wholly owned subsidiary, Dairy State Bank (DSB), has two locations in Plymouth, Wisconsin. Dairy had approximately $66 million in assets at date of acquisition. Dairy and its wholly owned subsidiary, DSB, were merged into the Corporation at date of acquisition. The transaction was accounted for under the purchase method of accounting, and goodwill of approximately $7.9 million was recorded. The Corporation's consolidated financial statements reflect the accounts and operations of Dairy beginning on December 1, 1999. The Corporation recorded all Dairy assets and liabilities at fair value at date of acquisition.

     Business -- The Corporation provides a full range of financial services to individual and corporate customers in Northeastern Wisconsin through First National Bank in Manitowoc. The Corporation is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

     Use of Estimates in Preparation of Financial Statements -- The preparation of the accompanying consolidated financial statements of First Manitowoc Bancorp, Inc. and Subsidiaries in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

     Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     The Bank is required to maintain non-interest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 2000, those required reserves of $3,026,000 were satisfied by currency and coin holdings.

     Investment Securities -- The Company's securities are classified and accounted for as securities available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within stockholders' equity until realized. Interest and dividends are included in interest income from securities as earned, and premiums and discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific-identification method.

     Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

     Loans Held for Sale -- Loans held for sale consist of the current origination of certain fixed-rate mortgage loans which are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights.

     Loans and Related Interest Income -- Loans are carried at their unpaid principal balance. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding and is recognized in the period earned.

     Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

     Allowance for Loan Losses -- The allowance for loan losses is provided for based on past experience and prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, and prior loss experience. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

     The Corporation considers loans secured by one- to four-unit residential properties and all consumer loans to be large groups of smaller-balance homogenous loans. These loans are collectively evaluated in the analysis of the adequacy of the allowance for loan losses.

     The Corporation's commercial portfolio is subject to a loan-by-loan analysis of the adequacy of the allowance for loan losses and impairment. These loans are considered impaired when, based on current information, it is probable the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. The value of impaired loans is based on discounted cash flows of expected future payments using the loan's internal effective interest rate or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

     In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

     Mortgage Servicing Rights -- The Corporation recognizes mortgage-servicing rights on loans that are originated and subsequently sold or securitized and servicing is retained. A portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Corporation amortizes these mortgage servicing rights over the period of estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

     Premises and Equipment -- Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income or expense, respectively. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets.

     Foreclosed Properties -- Foreclosed properties acquired by the Corporation through foreclosure or deed in lieu of foreclosure on loans for which the borrowers have defaulted as to the payment of principal and interest are initially recorded at the lower of the fair value of the asset, less the estimated costs to sell the asset or the carrying value of the related loan balance. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and third parties and a charge to expense is taken for the excess of the carrying value of a property over its fair value less costs to sell.

     Intangible Assets -- Intangible assets attributable to the value of core deposits and the excess of the purchase price over the fair value of net assets (goodwill) acquired are stated at cost less accumulated amortization. Goodwill is amortized on a straight-line basis over periods of 15 to 25 years. Core deposits are amortized on a straight-line basis over a period of 10 years. The Corporation reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adjustments are recorded if it is determined that the benefit of the intangible asset has decreased.

     Income Taxes -- The Corporation files one consolidated federal income tax return. Federal income tax expense (credit) is allocated to each subsidiary based on an intercompany tax sharing agreement. The subsidiaries file separate state tax returns as applicable.

     Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

     Advertising Costs -- Advertising costs are expensed as incurred.

     Comprehensive Income -- Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

     Per Share Computations -- All per share financial information and equity accounts have been adjusted to reflect the 2-for-1 stock split declared in June 2000 and the 5-for-4 stock split declared on April 1, 1999. Weighted average shares outstanding were 3,468,634 for the years ended December 31, 2000, 1999, and 1998.

     Reclassifications -- Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 classifications.

     Future Accounting Change -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Corporation's adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the consolidated financial statements as of the date of adoption.

NOTE 2 SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                   COST         GAINS         LOSSES      FAIR VALUE
                                                 ---------    ----------    ----------    ----------
                                                                   (IN THOUSANDS)
DECEMBER 31, 2000
U.S. Treasury securities and obligations of
  U.S government corporations and agencies...    $ 19,431       $  260       $  (141)      $ 19,550
Obligations of states and political
  subdivisions...............................      60,708        1,093          (373)        61,428
Mortgage-backed securities...................      30,609          187          (447)        30,349
Corporate notes..............................         948           --            --            948
Other securities.............................       4,577           --            --          4,577
                                                 --------       ------       -------       --------
Total........................................    $116,273       $1,540       $  (961)      $116,852
                                                 ========       ======       =======       ========

DECEMBER 31, 1999
U.S. Treasury securities and obligations of
  U.S government corporations and agencies...    $ 10,290       $   --       $  (365)      $  9,925
Obligations of states and political
  subdivisions...............................      54,278          149        (2,027)        52,400
Mortgage-backed securities...................      33,459           57        (1,249)        32,267
Corporate notes..............................         896           --           (13)           883
Other securities.............................       2,124           --            (4)         2,120
                                                 --------       ------       -------       --------
Total........................................    $101,047       $  206       $(3,658)      $ 97,595
                                                 ========       ======       =======       ========

     The amortized cost and fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                AMORTIZED    ESTIMATED
                                                                  COST       FAIR VALUE
                                                                ---------    ----------
                                                                    (IN THOUSANDS)
Due in one year or less.....................................    $  7,197      $  7,197
Due after one year through five years.......................       9,801         9,887
Due after five years through ten years......................      24,143        24,572
Due after ten years.........................................      44,523        44,847
                                                                --------      --------
                                                                  85,664        86,503
Mortgage-backed securities..................................      30,609        30,349
                                                                --------      --------
Total.......................................................    $116,273      $116,852
                                                                ========      ========

     There were no sales of securities in 2000, 1999, or 1998.

     The amortized cost and estimated fair value of investment securities available for sale pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $45,630,000 and $45,409,000, respectively, as of December 31, 2000.

NOTE 3 LOANS

     The composition of loans at December 31 follows:

                                                                  2000        1999
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Commercial and agricultural.................................    $ 94,886    $ 93,550
Commercial real estate......................................      76,478      69,248
Residential real estate.....................................     131,592     114,175
Consumer....................................................      22,270      20,199
Other.......................................................       1,345       1,468
                                                                --------    --------
  Subtotals.................................................     326,571     298,640
Allowance for loan losses...................................      (3,824)     (3,700)
                                                                --------    --------
Loans, net..................................................    $322,747    $294,940
                                                                ========    ========

     An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Balance at beginning........................................    $3,700    $3,124    $2,608
Balance related to acquisition..............................        --       574        --
Provision for loan losses...................................     1,065       851       800
Loans charged off...........................................      (996)     (965)     (323)
Recoveries on loans.........................................        55       116        39
                                                                ------    ------    ------
Balance at end..............................................    $3,824    $3,700    $3,124
                                                                ======    ======    ======

     The aggregate amount of nonperforming loans was approximately $1,765,000 and $1,618,000 at December 31, 2000 and 1999, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual loans had been current, approximately $297,000, $187,000, and $128,000 of interest income would have been recorded for the years ended December 31, 2000, 1999, and 1998, respectively. Interest income on nonaccrual loans of $101,000, $98,000 and $43,000 was recognized for cash payments received in 2000, 1999, and 1998.

     Information regarding impaired loans as of December 31 follows:

                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
AS OF DECEMBER 31:
Impaired loans for which an allowance has been provided.....    $1,088    $1,506    $  626
Impaired loans for which no allowance has been provided.....       379        --        --
Impairment reserve (included in allowance for loan
  losses)...................................................       140       368       119
FOR THE YEARS ENDED DECEMBER 31:
Average investment in impaired loans........................     1,690     1,157       625
Interest income that would have been recognized on an
  accrual basis.............................................       308       170       102
Cash-basis interest income recognized.......................        91        78        29

     The Bank in the ordinary course of banking business grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Substantially all loans to employees, officers, directors, and stockholders owning 5% or more of the Corporation were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     Activity in such loans during 2000 is summarized below (in thousands):

Loans outstanding, December 31, 1999........................  $ 2,416
New loans...................................................    6,580
Repayments..................................................   (6,801)
                                                              -------
Loans outstanding, December 31, 2000........................  $ 2,195
                                                              =======

NOTE 4 LOAN SERVICING

     Mortgage loans of $74,087,000 and $65,443,000 as of December 31, 2000 and 1999, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                                               2000   1999   1998
                                                               ----   ----   ----
                                                                 (IN THOUSANDS)
Balance, January 1..........................................   $491   $386   $249
Capitalized amounts.........................................    207    179    211
Amortization................................................    (74)   (74)   (74)
                                                               ----   ----   ----
Balance, December 31........................................   $624   $491   $386
                                                               ====   ====   ====

     No impairment of mortgage servicing rights existed at December 31, 2000 or 1999; therefore, no valuation allowance was recorded.

     The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 2000 and 1999.

NOTE 5 PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:

                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Land........................................................  $ 1,323   $ 1,197
Buildings and improvements..................................    7,439     6,821
Furniture and equipment.....................................    4,562     4,948
                                                              -------   -------
Cost........................................................   13,324    12,966
Less -- Accumulated depreciation and amortization...........    3,833     4,094
                                                              -------   -------
Net depreciated value.......................................  $ 9,491   $ 8,872
                                                              =======   =======

NOTE 6 INVESTMENT IN CORPORATE JOINT VENTURE

     The Bank owns 49.8% of the stock of a corporate joint venture ("venture") whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $3,058,000 and liabilities of $930,000. The Bank guarantees a $461,000 loan used for the construction of the venture's new facility. The Bank's earnings from its investment in the venture were approximately $247,000, $142,000, and $50,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Data processing service fees paid by the Bank to the venture were approximately $812,000, $534,000, and $502,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Bank has a long-term cancelable contract with the venture that extends through September 2002. At that time, the contract is automatically renewed for a period of 60 months. The Bank has the option to terminate the contract at any time, but would incur a termination penalty of three times the average monthly fees over the prior three months. A termination penalty is not incurred if the Bank provides 180 days notice and continues processing up to the end of that period.

NOTE 7 DEPOSITS

     The distribution of deposits at December 31 is as follows:

                                                                  2000        1999
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Non-interest-bearing demand deposits........................    $ 62,774    $ 67,283
Interest-bearing demand deposits............................      42,470      36,936
Savings deposits............................................     103,015     100,628
Time deposits...............................................     186,342     158,439
                                                                --------    --------
Total deposits..............................................    $394,601    $363,286
                                                                ========    ========

     Time deposits of $100,000 or more were approximately $35,042,000 and $26,044,000 at December 31, 2000 and 1999, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,614,000, $1,082,000, and $1,158,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

2001........................................................    $149,809
2002........................................................      27,421
2003........................................................       7,615
2004........................................................       1,032
Thereafter..................................................         465
                                                                --------
Total.......................................................    $186,342
                                                                ========

NOTE 8 SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase have contractual maturities up to one year from the transaction date with variable and fixed-rate terms. The agreements to repurchase securities requires that the Corporation (seller) repurchase identical securities as those that are sold. The securities underlying the agreements were under the Corporation's control.

     Information concerning securities sold under agreements to repurchase consist of the following:

                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
Outstanding balance at the end of the year..................    $29,952    $22,352    $24,694
Weighted average interest rate at the end of the year.......      6.03%      4.89%      4.90%
Average balance during the year.............................    $23,009    $22,902    $21,355
Average interest rate during the year.......................      5.70%      4.79%      5.21%
Maximum month-end balance during the year...................    $29,952    $24,988    $25,667
                                                                =======    =======    =======

NOTE 9 BORROWINGS

     Borrowed funds are summarized as follows at December 31:

                                                                 2000       1999
                                                                 ----       ----
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
FHLB adjustable-rate advance, maturing March 2001, 6.47% at
  December 31, 2000.........................................    $ 5,000    $     0
FHLB adjustable-rate advance, maturing May 2001, 6.77% at
  December 31, 2000.........................................     11,000         --
FHLB adjustable-rate advance, maturing October 2002, 6.41%
  at December 31, 2000......................................      5,000         --
FHLB advance, 5.71% due June 2002...........................         --      9,000
FHLB advance, 4.91% due October 2004........................         --      5,000
FHLB advance, 5.45% due October 2004........................         --     13,000
FHLB advance, 5.50% due October 2004........................         --      5,000
FHLB advance, 5.57% due November 2004.......................         --      4,000
                                                                -------    -------
  Subtotals.................................................     21,000     36,000
Treasury, tax, and loan account.............................      2,000      2,000
                                                                -------    -------
Total borrowed funds........................................    $23,000    $38,000
                                                                =======    =======

     The Corporation is a Treasury, Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such it accepts TT&L deposits. The Corporation is allowed to borrow these funds until they are called. The average rate paid on the treasury, tax, and loan account was 6.15% in 2000, 5.60% in 1999, and 5.24% in 1998. U.S. Agency Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

     FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank. The FHLB advances are also collateralized by $2,160,000 and $1,800,000 of FHLB stock owned by the Corporation and included in other securities at December 31, 2000 and 1999, respectively.

     Scheduled maturities of FHLB borrowings outstanding at December 31, 2000, are as follows (in thousands):

2001........................................................    $   16,000
2002........................................................         5,000
                                                                ----------
                                                                $   21,000
                                                                ==========

NOTE 10 INCOME TAXES

     The provision for income taxes consists of the following:

                                                                 2000     1999     1998
                                                                 ----     ----     ----
                                                                     (IN THOUSANDS)
Current tax expense:
  Federal...................................................    $1,078    $945    $1,359
  State.....................................................        --      --       114
                                                                ------    ----    ------
  Total current.............................................     1,078     945     1,473
                                                                ------    ----    ------
Deferred tax expense (credit):
  Federal...................................................       (82)    124      (209)
  State.....................................................       (95)    (73)      (31)
                                                                ------    ----    ------
  Total deferred............................................      (177)     51      (240)
                                                                ------    ----    ------
Total provision for income taxes............................    $  901    $996    $1,233
                                                                ======    ====    ======

     A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                 2000       1999      1998
                                                                 ----       ----      ----
                                                                      (IN THOUSANDS)
Tax expense at federal statutory rate.......................    $ 2,109    $2,087    $1,984
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.......................................     (1,008)     (824)     (754)
  State income taxes -- Net of federal tax benefit..........        (63)      (41)       55
  Cash surrender value of life insurance....................        (78)      (66)      (61)
  Income of joint venture...................................        (84)      (48)      (17)
  Other.....................................................         25      (112)       26
                                                                -------    ------    ------
Provision for income taxes..................................    $   901    $  996    $1,233
                                                                =======    ======    ======

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                 2000       1999
                                                                 ----       ----
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................    $   550    $  399
  Allowance for loan losses.................................      1,270     1,268
  Unrealized loss on securities available for sale..........         --     1,205
  Intangibles...............................................        110        89
  Accrued vacation..........................................         96       102
  State net operating loss carryforward.....................        167        74
  Alternative minimum tax credits...........................        125        34
  Other.....................................................         81        66
                                                                -------    ------
  Total deferred tax assets.................................      2,399     3,237
                                                                -------    ------
Deferred tax liabilities:
  Investment acquisition and discount accretion.............       (111)      (51)
  Mortgage servicing rights.................................       (245)     (192)
  Depreciation..............................................       (462)     (442)
  Unrealized gain on securities available for sale..........       (201)       --
  Other.....................................................        (67)      (10)
                                                                -------    ------
  Total deferred tax liabilities............................     (1,086)     (695)
                                                                -------    ------
Net deferred tax asset......................................    $ 1,313    $2,542
                                                                =======    ======

     The Bank has state net operating loss carryforwards of approximately $3,194,000. The Bank's net operating losses begin to expire in 2014.

NOTE 11 BENEFIT PLANS

     The Corporation has a defined contribution profit sharing 401(k) plan which is available to all employees after completion of six months of service. Employees may elect to contribute up to 10% of their compensation. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions in 2000, 1999, and 1998. The Corporation made additional discretionary contributions to the plan of $65,000, $94,000, and $0 in 2000, 1999, and 1998, respectively. All discretionary contributions are at the discretion of the Board of Directors. Expense associated with the plan was approximately $189,000, $177,000, and $91,000 in 2000, 1999, and 1998,
respectively.

     The Corporation also has a defined contribution money purchase pension plan which is available to all employees after completion of six months of service provided that they are employed on the last day of the fiscal year. The Corporation contributed 4%, 4%, and 3% of the qualified employee compensation for 2000, 1999, and 1998, respectively. Expense associated with the plan was approximately $175,000, $141,000 and $91,000 in 2000, 1999, and 1998,
respectively.

     The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future vest over each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of the termination of employment with the Corporation. The agreement requires an annual payment of $80,600 over 15 years. Related expense for this agreement was approximately $107,000 and $214,000 for the years ended December 31, 2000 and 1999, respectively. Included in other liabilities is the vested present value of future payments of approximately $321,000 and $214,000 at December 31, 2000 and 1999, respectively.

     The Corporation has a nonqualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or termination of employment with the Corporation. Included in other liabilities is the estimated present value of future payments of approximately $1,081,000 and $1,017,000 at December 31, 2000 and 1999, respectively. Expense associated with this plan was approximately $171,000, $165,000, and $128,000 in 2000, 1999, and
1998, respectively.

NOTE 12 STOCKHOLDERS' EQUITY

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Corporation meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Corporation's actual and regulatory capital amounts and ratios are as follows:

                                                                               TO BE WELL CAPITALIZED
                                                                               UNDER PROMPT CORRECTIVE
                                                                                  ACTION PROVISIONS
                                    ACTUAL                                     -----------------------
                                    AMOUNT     RATIO     AMOUNT      RATIO       AMOUNT        RATIO
                                    ------     -----     ------      -----       ------        -----
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000:
Total capital (to risk-weighted
  assets):
  Consolidated..................    $36,935    11.2%    >=$26,402    >=8.0%       N/A
  First National Bank in
     Manitowoc..................    $35,709    10.7%    >=$26,695    >=8.0%     >=$33,368     >=10.0%
Tier I capital (to risk-weighted
  assets):
  Consolidated..................    $33,111    10.0%    >=$13,201    >=4.0%       N/A
  First National Bank in
     Manitowoc..................    $31,885     9.6%    >=$13,347    >=4.0%     >=$20,021      >=6.0%
Tier I capital (to average
  assets):
  Consolidated..................    $33,111     7.0%    >=$18,891    >=4.0%       N/A
  First National Bank in
     Manitowoc..................    $31,885     6.8%    >=$18,846    >=4.0%     >=$23,558      >=5.0%
DECEMBER 31, 1999:
Total capital (to risk-weighted
  assets):
  Consolidated..................    $32,053    10.5%    >=$24,495    >=8.0%       N/A
  First National Bank in
     Manitowoc..................    $30,454     9.8%    >=$24,919    >=8.0%     >=$31,149     >=10.0%
Tier I capital (to risk-weighted
  assets):
  Consolidated..................    $28,353     9.3%    >=$12,248    >=4.0%       N/A
  First National Bank in
     Manitowoc..................    $26,754     8.6%    >=$12,460    >=4.0%     >=$18,689      >=6.0%
Tier I capital (to average
  assets):
  Consolidated..................    $28,353     7.3%    >=$15,464    >=4.0%       N/A
  First National Bank in
     Manitowoc..................    $26,754     6.9%    >=$15,417    >=4.0%     >=$19,271      >=5.0%

     At December 31, 2000, the Bank could have paid approximately $13,492,000 of additional dividends to the Corporation without prior regulatory approval. The payment of dividends is restricted by certain statutory and regulatory limitations and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is shown in the consolidated statements of stockholders' equity. The Corporation's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income
(loss):

                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Accumulated other comprehensive income (loss) at
  beginning.................................................    $(2,247)   $ 1,175    $  634
                                                                -------    -------    ------
Activity:
  Unrealized gain (loss) on securities available for sale...      4,031     (5,233)      809
  Tax impact................................................     (1,406)     1,811      (268)
                                                                -------    -------    ------
Other comprehensive income..................................      2,625     (3,422)      541
                                                                -------    -------    ------
Accumulated other comprehensive income (loss) at end........    $   378    $(2,247)   $1,175
                                                                =======    =======    ======

NOTE 14 SEGMENT INFORMATION

     First Manitowoc Bancorp, Inc., through a branch network of its subsidiary, First National Bank in Manitowoc, provides a full range of consumer and commercial financial institution services to individuals and businesses in Northeastern Wisconsin. These services include demand, time, and savings deposits; ATM processing; and trust services.

     While the Corporation's chief decision-makers monitor the revenue streams of various Corporation products and services, operations are managed and financial performance is evaluated on a Corporationwide basis. Accordingly, all of the Corporation's financial institution operations are considered by management to be aggregated in one reportable operating segment.

NOTE 15 COMMITMENTS AND CONTINGENCIES

     The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts reflect the extent of involvement the Corporation has in the particular class of financial instrument. The Corporation's maximum exposure to credit loss for commitments to extend credit is represented by the contract amount of those instruments.

     Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                                                 NOTIONAL AMOUNT
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Commitments to extend credit................................    $49,592    $44,730
Credit card arrangements....................................      6,878      6,104
Standby letters of credit...................................      2,273      1,711

     Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A portion of the commitments are expected to be drawn upon, thus representing future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

     The Corporation has no investments in nor is a party to transactions involving derivative investments, except mortgage-related securities which represent minimal risk to the Corporation.

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates, methods, and assumptions for the Corporation's financial instruments are summarized below.

     Cash and Cash Equivalents -- The carrying values approximate the fair values for these assets.

     Securities Available for Sale -- Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans and Loans Held for Sale -- For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

     The methodology in determining fair value of nonaccrual loans is to average them into the blended interest rate at 0% interest. This has the effect of decreasing the carrying amount below the risk-free rate amount and therefore discounts the estimated fair value.

     Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.

     Deposits -- The fair value of deposits with no stated maturity, such as passbooks, negotiable order of withdrawal accounts, and variable rate insured money market accounts, is the amount payable on demand on the reporting date. The fair value of fixed-rate, fixed-maturity, certificate accounts is estimated using discounted cash flows with discount rates at interest rates currently offered for deposits of similar remaining maturities.

     Securities Sold Under Repurchase Agreements -- The fair value of securities sold under repurchase agreements with variable rates or due on demand is the amount payable at the reporting date. The fair value of securities sold under repurchase agreements with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered for securities sold under repurchase agreements of similar remaining maturities.

     Borrowings -- Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

     Off-Balance-Sheet Instruments -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

     The carrying amount and estimated fair value of financial instruments at December 31 were as follows:

                                                                 2000                      1999
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                        --------    ----------    --------    ----------
                                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........................    $ 26,374     $ 26,374     $ 40,716     $ 40,716
  Securities........................................     116,852      116,852       97,595       97,595
  Loans -- Net......................................     322,747      325,922      294,940      297,690
                                                        --------     --------     --------     --------
Total financial assets..............................    $465,973     $469,148     $433,251     $436,001
                                                        ========     ========     ========     ========
Financial liabilities:
  Deposits..........................................    $394,601     $396,353     $363,286     $363,286
  Securities sold under repurchase agreements.......      29,952       29,969       22,352       22,352
  Borrowed funds....................................      23,000       23,079       38,000       38,277
                                                        --------     --------     --------     --------
Total financial liabilities.........................    $447,553     $449,401     $423,638     $423,915
                                                        ========     ========     ========     ========

     Limitations -- Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the consolidated balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 17 CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
                                                                  (IN THOUSANDS)
                                      ASSETS

Cash........................................................    $     2    $    12
Repurchase agreements with Bank.............................        102        286
Investment in Bank..........................................     40,235     33,039
Premises and equipment......................................      1,131      1,172
                                                                -------    -------
TOTAL ASSETS................................................    $41,470    $34,509
                                                                =======    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Other liabilities.........................................    $     9    $     3
                                                                -------    -------
  Total liabilities.........................................          9          3
                                                                -------    -------
Stockholders' equity:
  Common stock..............................................      3,792      3,792
  Retained earnings.........................................     37,991     33,661
  Accumulated other comprehensive income (loss).............        378     (2,247)
  Treasury stock, at cost...................................       (700)      (700)
                                                                -------    -------
  Total stockholders' equity................................     41,461     34,506
                                                                -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $41,470    $34,509
                                                                =======    =======

                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Dividends received from Bank................................    $  720    $  720    $  720
Rental income received from Bank............................       129        99        99
Interest and other income...................................        15        20        26
Equity in earnings of subsidiaries..........................     4,571     4,200     3,870
                                                                ------    ------    ------
          Total income......................................     5,435     5,039     4,715
                                                                ------    ------    ------
Other operating expenses....................................       128       105       106
                                                                ------    ------    ------
Income before provision for income taxes....................     5,307     4,934     4,609
Provision for income taxes..................................         6         6         8
                                                                ------    ------    ------
Net income..................................................    $5,301    $4,928    $4,601
                                                                ======    ======    ======

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $ 5,301    $ 4,928    $ 4,601
                                                                -------    -------    -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................         41         41         39
     Equity in earnings of subsidiary.......................     (4,571)    (4,200)    (3,870)
     Change in other operating liabilities..................          6          1         (5)
                                                                -------    -------    -------
          Total adjustments.................................     (4,524)    (4,158)    (3,836)
                                                                -------    -------    -------
Net cash provided by operating activities...................        777        770        765
                                                                -------    -------    -------
Cash flows from investing activities:
  Net purchases of premises and equipment...................         --        (48)        34
  (Increase) decrease in repurchase agreements..............        184        180        (50)
  Proceeds from sale of land to Bank........................         --         --        107
  Change in investment......................................         --         --        (12)
                                                                -------    -------    -------
Net cash provided by investing activities...................        184        132         79
                                                                -------    -------    -------
Cash flows from financing activities:
  Cash dividends paid.......................................       (971)      (885)      (791)
  Payments on borrowed funds................................         --         --        (58)
  Other.....................................................         --         (7)        --
                                                                -------    -------    -------
Net cash used in financing activities.......................       (971)      (892)      (849)
                                                                -------    -------    -------
Net increase (decrease) in cash.............................        (10)        10         (5)
Cash at beginning...........................................         12          2          7
                                                                -------    -------    -------
Cash at end.................................................    $     2    $    12    $     2
                                                                =======    =======    =======

                                     ITEM 9
                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in the Company's independent public accountants occurred during 2000 as has been previously reported on Form 8-K dated August 22, 2000.

                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," and the information concerning executive officers of the registrant, under the caption "Executive Officers Who Are Not Directors," is incorporated herein by reference.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

     The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Compensation of Executive Officers and Directors," is incorporated herein by reference.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management," is incorporated herein by reference.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 3 in the Consolidated Financial Statements.

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

     Independent Auditors' Reports

     Consolidated Balance Sheets--December 31, 2000 and 1999

     Consolidated Statements of Income--For the Years Ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Stockholders' Equity--For the Years Ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows--For the Years Ended December 31, 2000, 1999, and 1998

     Notes to Consolidated Financial Statements

(a)(3) Exhibits

                        EXHIBIT NUMBER                  SEQUENTIAL PAGE NUMBER OR INCORPORATE BY REFERENCE TO
                        --------------                  -----------------------------------------------------
(3)(1)   Articles of Incorporation                      Filed as Exhibit (3)(1) to Report on Form 10 filed
                                                        May 5, 1999.
(3)(2)   Bylaws                                         Filed as Exhibit (3)(2) to Report on Form 10 filed
                                                        May 5, 1999.
(11)     Statement Re Computation of Per Share          See Note 1 in Part II Item 8
         Earnings
(21)     Subsidiaries of the Company                    Filed herewith
(23)     Consent of Independent Auditors                Filed herewith
(23)(a)  Consent of Independent Auditors                Filed herewith

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST MANITOWOC BANCORP, INC.

Date: March 16, 2001                      By:      /s/ THOMAS J. BARE
                                            ------------------------------------
                                                       Thomas J. Bare
                                                  President and Treasurer

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
Date: March 16, 2001                                   Date: March 16, 2001

/s/ JOHN J. ZIMMER                                     /s/ JOHN M. JAGEMANN
-----------------------------------------------------  -----------------------------------------------------
John J. Zimmer, Vice President                         John M. Jagemann, Director
Date: March 16, 2001                                   Date: March 16, 2001

/s/ JOHN C. MILLER                                     /s/ JOHN E. NORDSTROM
-----------------------------------------------------  -----------------------------------------------------
John C. Miller, Director                               John E. Nordstrom, Director
Date: March 16, 2001                                   Date: March 16, 2001

/s/ CRAIG A. PAULY                                     /s/ KATHERINE M. REYNOLDS
-----------------------------------------------------  -----------------------------------------------------
Craig A. Pauly, Director                               Katherine M. Reynolds, Director
Date: March 16, 2001                                   Date: March 16, 2001

/s/ JOHN M. WEBSTER
-----------------------------------------------------
John M. Webster, Director
Date: March 16, 2001