Form 10-Q
period 2001-03-31
FIRST MANITOWOC BANCORP INC
filed 2001-05-15
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                                -----------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                       to
                                        ----------------------    --------------
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

                                 (920) 684-6611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               Yes |X|       No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2001, was 3,468,634 shares.

                         FIRST MANITOWOC BANCORP, INC.
                               TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):

                   Consolidated Statements of Financial Condition --
                   March 31, 2001 and December 31, 2000                      1

                   Consolidated Statements of Income --
                   Three Months Ended March 31, 2001 and 2000                2

                   Consolidated Statements of Changes in
                   Stockholders' Equity
                   Three Months Ended March 31, 2001 and 2000                3

                   Consolidated Statements of Cash Flows --
                   Three Months Ended March 31, 2001 and 2000                4

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                        16

PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                        16

          Item 2.  Changes in Securities and Use of Proceeds                16

          Item 3.  Defaults Upon Senior Securities                          16

          Item 4.  Submission of Matters to a Vote of Security Holders      16

          Item 5.  Other Information                                        16

          Item 6.  Exhibits and Reports on Form 8-K                         16

Signatures                                                                  17


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:


                         FIRST MANITOWOC BANCORP, INC.
                 Consolidated Statements of Financial Condition
                                  (Unaudited)


                                                               March 31,          December 31,
                                                                     2001                 2000
                                                                ---------         ------------
                                                              (In Thousands, Except Share Data)
ASSETS

  Cash and due from banks                                        $ 16,329             $ 19,834
  Federal funds sold                                               10,682                6,540
                                                                 --------             --------
    Cash and cash equivalents                                      27,011               26,374
  Securities available for sale, at fair value                    118,649              116,852
  Loans                                                           329,526              326,571
  Less:  Allowance for loan losses                                 (3,888)              (3,824)
                                                                 --------             --------
    Loans, net                                                    325,638              322,747
  Premises and equipment, net                                       9,719                9,491
  Intangible assets, net of accumulated amortization of
    $1,526,000 in 2001 and $1,319,000 in 2000                      10,301                7,910
  Other assets                                                     14,624               12,036
                                                                 --------             --------
    Total assets                                                 $505,942             $495,410
                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY


  Noninterest-bearing deposits                                   $ 52,610             $ 62,774
  Interest-bearing deposits                                       332,382              331,827
                                                                 --------             --------
    Total deposits                                                384,992              394,601
  Securities sold under repurchase agreements                      30,461               29,952
  Short-term borrowings                                               739                2,000
  Other liabilities                                                 7,653                6,396
  Long-term borrowings                                             38,195               21,000
                                                                 --------             --------
    Total liabilities                                             462,040              453,949


  Stockholders' equity

    Common stock, $1.00 par value; authorized                       3,792                3,792
      10,000,000 shares; issued 3,791,814 shares
    Retained earnings                                              39,099               37,991
    Accumulated other comprehensive income                          1,711                  378
  Treasury stock at cost -- 323,180 shares                           (700)                (700)
                                                                 --------             --------
    Total stockholders' equity                                     43,902               41,461
                                                                 --------             --------
    Total liabilities and stockholders' equity                   $505,942             $495,410
                                                                 ========             ========


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                         FIRST MANITOWOC BANCORP, INC.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                      --------
                                                                 2001           2000
                                                                 ----           ----
                                                          (In Thousands, Except Share Data)
INTEREST INCOME

  Loans, including fees                                        $7,308       $  6,682
  Federal funds sold                                               88             80
  Securities:
    Taxable                                                     1,044            773
    Tax exempt                                                    724            664
                                                               ------         ------
    Total interest income                                       9,164          8,199

INTEREST EXPENSE
  Deposits                                                      4,222          3,397
  Securities sold under repurchase agreements                     415            261
  Borrowed funds                                                  481            574
                                                               ------         ------
    Total interest expense                                      5,118          4,232
                                                               ------         ------

NET INTEREST INCOME                                             4,046          3,967
  Provision for loan losses                                       150            125
                                                               ------         ------
    Net interest income after provision for loan losses         3,896          3,842

OTHER INCOME

  Trust service fees                                              132            119
  Service charges on deposit accounts                             285            243
  Loan servicing income                                           118            117
  Gain on sales of mortgage loans held for sale                    31             13
  Insurance commission income                                     333              0
  Other                                                           227            137
                                                               ------         ------
    Total other operating income                                1,126            629

OTHER EXPENSE

  Salaries, commissions and related benefits                    1,866          1,523
  Occupancy                                                       504            390
  Data processing                                                 218            201
  Postage, stationery and supplies                                113            159
  Amortization of other intangibles                               208            112
  Other                                                           537            467
                                                               ------         ------
    Total other operating expense                               3,446          2,852
                                                               ------         ------

Income before provision for income tax                          1,576          1,619
Provision for income tax                                          225            302
                                                               ------         ------

NET INCOME                                                     $1,351         $1,317
                                                               ======         ======

Earnings per share:  basic and diluted                         $ 0.39         $ 0.38

    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                         FIRST MANITOWOC BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                       Three Months Ended March 31, 2000
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
                                         ------         --------          --------    -------------           -------
Balance at December 31, 1999             $3,792          $33,661             ($700)         ($2,247)          $34,506
Net income                                    0            1,317                 0                0             1,317
Other comprehensive income:
  Unrealized holding gain arising
    during period                             0                0                 0              232               232
  Income tax effect                           0                0                 0              (77)              (77)
                                                                                                              -------
Comprehensive income                                                                                          $ 1,472

Cash dividends ($.06 per share)               0             (225)                0                0              (225)
                                         ------          -------             -----          -------           -------
Balance at March 31, 2000                $3,792          $34,753             ($700)         ($2,092)          $35,753
                                         ======          =======             =====          =======           =======


                       Three Months Ended March 31, 2001
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
                                         ------         --------          --------    -------------           -------
Balance at December 31, 2000             $3,792          $37,991             ($700)            $378           $41,461

Net income                                    0            1,351                 0                0             1,351
Other comprehensive income:
  Unrealized holding gain arising
  during period                               0                0                 0            2,044             2,044
  Income tax effect                           0                0                 0             (711)             (711)
                                                                                                              -------
Comprehensive income                                                                                           $2,684

Cash dividends ($.07 per share)              0              (243)                0                0              (243)
                                         ------          -------             -----           ------           -------
Balance at March 31, 2001                $3,792          $39,099             ($700)          $1,711           $43,902
                                         ======          =======             =====           ======           =======

    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:


                         FIRST MANITOWOC BANCORP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                          --------------------------
                                                                              2001              2000
                                                                              ----              ----
                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $  1,351          $  1,317
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                  150               125
    Depreciation of premises and equipment                                     237               214
    Amortization of intangible assets                                          208               112
    Amortization of securities, net                                            (11)                5
    Proceeds from sale of mortgage loans                                     9,895             3,619
    Originations of mortgage loans held for sale                           (10,925)           (3,590)
    Gain on sales of mortgage loans held for sale                               31                13
    Gain on sale of fixed assets                                               (19)               --
    Undistributed income of joint venture                                      (70)              (52)
    Increase in other assets                                                (3,174)             (535)
    Increase in other liabilities                                              393               162
                                                                          --------          --------
Net cash provided by (used in) operating activities                         (1,934)            1,390
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities available for sale                 13,367             7,360
  Purchases of securities available for sale                               (13,066)           (7,134)
  Net increase in loans                                                     (2,042)           (8,859)
  Purchases of premises and equipment                                          (58)             (966)
  Proceeds from sales of premises and equipment                                 60
  Acquisition, net of cash acquired                                            (67)               --
                                                                          --------          --------
Net cash used in investing activities                                       (1,806)           (9,599)
                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                  (9,609)          (16,088)
  Net increase securities sold under repurchase agreements                     509               710
  Proceeds from advances on borrowed funds                                  20,000            14,000
  Repayment of borrowed funds                                               (6,280)           (9,606)
  Dividends paid                                                              (243)             (225)
                                                                          --------          --------
Net cash provided by (used in) financing activities                          4,377           (11,209)
                                                                          --------          --------
Net increase (decrease) in cash and cash equivalents                           637           (19,418)
Cash and cash equivalents at beginning of period                            26,374            40,716
                                                                          --------          --------
Cash and cash equivalents at end of period                                $ 27,011          $ 21,298
                                                                          --------          --------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                                              $  5,317          $  3,952
    Income taxes                                                                35                 2
                                                                          --------          --------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:

  Loans receivable transferred to other real estate                       $      0           $     0
                                                                          --------           -------


Acquisition:
  Cash paid for purchase of stock                                         $   (733)          $    --
  Cash acquired                                                                666                --
                                                                          --------           -------
  Net cash paid for acquisition                                                (67)               --

  Fair value of assets acquired                                                563                --
  Acquisition intangibles                                                    2,582                --
  Liabilities assumed                                                        1,611                --
  Notes payable to former shareholders                                       1,467                --


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                         FIRST MANITOWOC BANCORP, INC.
              Notes to Unaudited Consolidated Financial Statements

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s ("Corporation") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2000 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2001 presentation.

In January, the Bank acquired 100% ownership in the Insurance Center of Manitowoc, Inc. ("Insurance Center"). Insurance Center includes Gary Vincent and Associates in Green Bay, Wisconsin. Insurance Center is an independent agency offering commercial, personal, life, and health insurance. It is being operated as a wholly owned subsidiary of the Bank. Insurance Center had approximately $563,000 in assets at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $2.6 million was recorded. The Corporation's financial statements reflect the accounts and operations of Insurance Center beginning January 1, 2001. The Corporation recorded all Insurance Center assets and liabilities at fair value at date of acquisition.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                             Investment Securities
                                 (In Thousands)

                                                                                       March 31, 2001
                                                                      ---------------------------------------------
                                                                      Amortized Cost                     Fair Value
                                                                      --------------                     ----------
U.S. Treasury securities and obligations of U.S. Government
  corporations and agencies                                                 $ 13,750                       $ 14,213
Obligations of states and political subdivisions                              61,095                         62,910
Mortgage-backed securities                                                    37,638                         37,963
Corporate notes                                                                  948                            968
Other securities                                                               2,595                          2,595
                                                                            --------                       --------
Total                                                                       $116,026                       $118,649
                                                                            ========                       ========


                                                                                    December 31, 2000
                                                                      ---------------------------------------------
                                                                      Amortized Cost                     Fair Value
                                                                      --------------                     ----------

U.S. Treasury securities and obligations of U.S. Government
  corporations and agencies                                                 $ 19,431                       $ 19,550
Obligations of states and political subdivisions                              60,708                         61,428
Mortgage-backed securities                                                    30,609                         30,349
Corporate notes                                                                  948                            948
Other securities                                                               4,577                          4,577
                                                                            --------                       --------
Total                                                                       $116,273                       $116,852
                                                                            ========                       ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:



                           Summary of Loan Portfolio
                             (Dollars In Thousands)



                                                       March 31, 2001                   December 31, 2000
                                                 --------------------------       --------------------------
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
                                                  --------      -----------        -------       -----------
Commercial and Agricultural                      $  95,283           28.91%       $ 94,886            29.05%
Commercial Real Estate                              81,983           24.88%         76,478            23.42%
Residential Real Estate                            128,513           39.00%        131,592            40.30%
Consumer                                            22,302            6.77%         22,270             6.82%
Other                                                1,445             .44%          1,345              .41%
                                                  --------           ------        -------           -------
Total                                             $329,526          100.00%       $326,571           100.00%
                                                  ========          =======       ========           =======

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                                  March 31,         March 31,
                                                    2001              2000
                                                ------------      ------------
                                                      (In Thousands)
Balance at beginning of period                     $3,824            $3,700

Provision charged to expense                          150               125
Charge-offs                                           (97)              (15)
Recoveries                                             11                11
                                                   ------            ------
Balance at end of period                           $3,888            $3,821
                                                   ======            ======

NOTE 6:  Business Segments

The Corporation through the branch network of its subsidiaries provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; and insurance services. While the Corporation's chief decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

     o    operating, legal and regulatory risks;

     o economic, political and competitive forces affecting the Corporation's banking, securities, asset management and credit services businesses; and

     o the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Earnings

                                   Net Income
                   (Dollars In Thousands, Except Share Data)

                                         Three Months      Three Months
                                             Ended             Ended
                                           March 31,         March 31,
                                             2001               2000
                                         -----------       -----------
Net Income                                $ 1,351            $ 1,317
EPS-Basic & Diluted                       $   .39            $   .38
Return on Average Assets                    1.12%              1.15%
Return on Average Equity                   13.30%             15.00%


All per share financial information has been adjusted to reflect the two for one stock split effective June 30, 2000. Weighted average shares outstanding were 3,468,634 for the three months ended March 31, 2001 and 2000.

Net income for the three months ended March 31, 2001 was $1,351,000 compared to $1,317,000 for the three months ended March 31, 2000, an increase of $34,000, or 2.58%. Interest income increased $965,000 primarily as a result of an increase in loans and an increase in yields. Interest expense increased $886,000 mainly as a result of an increase in deposits and an increase in interest rates paid on deposits. Other income increased $497,000 as a result of an increase in service charges on deposits and an increase in earnings by the Bank's data processing center, which is a corporate joint venture. The largest addition to other income resulted from the Insurance Center of Manitowoc acquisition in the form of commission income of $333,000. Other expense increased $594,000. This is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired as part of the Insurance Center acquisition and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition. Earnings per share for the three months ended March 31, 2001 was $0.39 compared to $0.38 for the three months ended March 31, 2000.

Return on average assets (ROA) on an annualized basis for the first quarter of 2001 was 1.12% compared to 1.15% for the first quarter in 2000. Return on average equity (ROE) on an annualized basis for the first quarter of 2001 was 13.30% compared to 15.00% for the first quarter of 2000.

                        AVERAGE BALANCES, YIELD AND RATES


                                                      For the three months                                For the three months
                                                      ended March 31, 2001                                ended March 31, 2000
                                              ----------------------------------                 -----------------------------------
                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              -------         -------     ------                 ---------        -------     ------
                                                          (In Thousands)                                      (In Thousands)
ASSETS
  Interest earning assets:
  Federal funds sold                         $  3,725          $   64      6.97%                  $  3,221         $   60      7.49%
  Investment securities                       120,301           2,169      7.31%                   100,165          1,833      7.34%
  Loans                                       329,436           7,411      9.12%                   302,855          6,780      8.95%
                                              -------          ------      -----                  --------         ------      -----
  Total interest earning assets               453,462          $9,644      8.62%                  $406,241         $8,673      8.56%
  Other assets                                 36,961                                               37,766
                                             --------                                             --------

  TOTAL ASSETS                               $490,423                                             $444,007
                                             ========                                             ========

LIABILITIES
  Interest-bearing liabilities:
  Interest-bearing deposits                  $331,940          $4,222      5.16%                  $294,527         $3,401      4.63%
  Repurchase agreements                        27,728             417      6.10%                    20,221            262      5.19%
  Federal funds purchased                       2,330              30      5.28%                     3,469             51      5.95%
  Borrowings                                   28,923             451      6.32%                    37,777            522      5.55%
                                              -------           -----      -----                  --------         ------      -----
  Total interest-bearing liabilities         $390,921          $5,120      5.31%                  $355,994         $4,236      4.77%
  Demand deposits                            $ 51,445                                             $ 49,371
  Other liabilities                             6,882                                                4,190
                                             --------                                             --------
  Total liabilities                          $449,248                                             $409,555
  Stockholders' equity                         41,175                                               34,452
                                             --------                                             --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $490,423                                             $444,007
                                             ========                                             ========

  Net interest income and
    interest rate spread                                       $4,524      3.31%                                   $4,437      3.79%
  Net interest income as a percent
    of earning assets (annualized)                                         4.05%                                               4.38%
                                                                           =====                                               =====

Net Interest Income and Net Interest Margin

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2001 has been characterized by generally falling interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2001.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

First Quarter 2001 Compared to First Quarter 2000:

Net interest income (on a tax equivalent basis) for the three months ended
March 31, 2001 increased by $87,000 or 1.96% compared to the three months ended March 31, 2000. Interest income increased $971,000 primarily as a result of the increase in loans and an increase in yields. Total average loans increased from $302,855,000 for the first quarter of 2000 to $329,436,000 for the first quarter of 2001 while interest yield on loans increased from 8.95% for the first quarter of 2000 to 9.12% for the first quarter of 2001. Average investment securities increased from $100,165,000 for the first quarter of 2000 to $120,301,000 for the first quarter of 2001. Interest expense increased $884,000 primarily as a result of an increase in interest bearing deposits. Total average interest-bearing deposits increased from $294,527,000 for the first quarter of 2000 to $331,940,000 for the first quarter of 2001 while interest rates paid on interest-bearing deposits increased from 4.63% for the first quarter of 2000 to 5.16% for the first quarter of 2001. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.31% for the three months ended March 31, 2001, a decrease of 48 basis points from the interest rate spread of 3.79% for the three months ended March 31, 2000.

Net interest margin for the three months ended March 31, 2001 was 4.05% compared with 4.38% for the three months ended March 31, 2000.

Provision and Allowance for Loan Losses

For the three months ended March 31, 2001, the Bank charged $150,000 to expense for the provision for loan loss compared to $125,000 for the three months ended March 31, 2000.


                                                     Allowance for Loan Losses
                                                         (In Thousands)
                                                  ------------------------------
                                                  Three Months      Three Months
                                                     Ended             Ended
                                                    March 31,         March 31,
                                                      2001              2000
                                                  ------------      ------------
Balance at beginning of period                      $3,824            $3,700
  Charge-offs                                          (97)              (15)
  Recoveries                                            11                11
                                                    ------            ------
Net (charge-offs) recoveries                           (86)               (4)
Provision for loan losses                              150               125
                                                    ------            ------
Balance at end of period                            $3,888            $3,821
                                                    ======            ======

Ratio of net charge-offs during period to
average loans outstanding during period               .03%              .00%

Ratio of allowance for loan losses
to total loans                                       1.18%             1.24%
                                                    ------            ------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of higher charge-offs for the three months ended March 31, 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of March 31, 2001 based on its most recent evaluation of these factors.

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

                    Allocation of Allowance for Loan Losses
                                 (In Thousands)


                                        March 31,               December 31,
                                             2001                       2000
                                        ---------               ------------
Specific Problem Loans                     $  654                    $  625

Loan Type Allocation:
Commercial & Agricultural                   2,760                     2,688
Commercial Real Estate                        410                       436
Residential Real Estate                        20                        25
Consumer                                       42                        36
                                           ------                    ------
                                            3,232                     3,185

Unallocated                                     2                        14
                                           ------                    ------
Total Reserve                              $3,888                    $3,824


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

Total nonperforming loans at March 31, 2001 were $1,911,000, a decrease of $273,000 from December 31, 2000. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                              Nonperforming Loans
                                 (In Thousands)

                                                                               March 31,               December 31,
                                                                                  2001                     2000
                                                                               ---------               ------------
Nonaccrual loans                                                                $1,462                    $1,765
Accruing loans past due 90 days or more                                            449                       419
                                                                                ------                    ------
Total nonperforming loans                                                       $1,911                    $2,184
Nonperforming loans as a percent of loans                                         .58%                      .67%
Ratio of the allowance for loan losses to nonperforming loans                     203%                      175%


Other Income

                                  Other Income
                                 (In Thousands)

                                                                             Three Months              Three Months
                                                                                 Ended                    Ended
                                                                               March 31,                March 31,
                                                                                 2001                      2000
                                                                             ------------              ------------
Trust Service Fees                                                              $  132                      $119
Service Charges on Deposit Accounts                                                285                       243
Loan Servicing Income                                                              118                       117
Gain on Sales of  Mortgage Loans Held for Sale                                      31                        13
Insurance commission income                                                        333                         0
Other                                                                              227                       137
                                                                                ------                      ----
Total Other Income                                                              $1,126                      $629
                                                                                ======                      ====

First Quarter 2001 Compared to First Quarter 2000:

Other income for the first quarter of 2001 was $1,126,000 compared to $629,000 for the first quarter of 2000, an increase of $497,000 or 79.0%. The Insurance Center of Manitowoc acquisition accounted for $333,000 of this increase in the form of commission income. Service charges on deposit accounts increased $42,000. Earnings of the Bank's data processing center increased $18,000 in the first quarter of 2001. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $18,000 in gains on sales of mortgage loans in the quarter ended March 31, 2001.

Other Expense

                                 Other Expense
                                 (In Thousands)

                                                                              Three Months             Three Months
                                                                                  Ended                    Ended
                                                                                March 31,                March 31,
                                                                                  2001                     2000
                                                                               -----------             ------------
Salaries, commissions and related benefits                                       $1,866                    $1,523
Occupancy                                                                           504                       390
Data Processing                                                                     218                       201
Postage, Stationery and Supplies                                                    113                       159
Amortization of intangibles                                                         208                       112
Other                                                                               537                       467
                                                                                 ------                    ------
Total Other Expense                                                              $3,446                    $2,852

                                       13

First Quarter 2001 Compared to First Quarter 2000:

Other expense for the first quarter of 2001 was $3,446,000 compared to $2,852,000 for the first quarter of 2000, an increase of $594,000, or 20.8%. The increase is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired in the Insurance Center acquisition and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Insurance Center acquisition. Amortization of Goodwill increased as a result of the Insurance Center acquisition. Other expenses increased primarily due to increased collection and repossession expense, and increased marketing expense.

Income Taxes

The effective tax rate for the three months ended March 31, 2001 was 14.28% compared to 18.65% for the three months ended March 31, 2000. The decrease in effective tax rates in the period is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.

Balance Sheet

March 31, 2001 Compared to December 31, 2000

The Corporation's total assets increased from $495.4 million at December 31, 2000 to $505.9 million at March 31, 2001. Loans increased $2.9 million, a result of customer demand for real estate loans. Securities increased $1.8 million due to increases in U.S. Government Agency securities.

Deposits decreased $9.6 million to $385 million at March 31, 2001 from $394.6 million at December 31, 2000, due to decreases in non-interest bearing deposits. Long-term borrowings increased $17.2 million from $21 million at December 31, 2000 to $38.2 million at March 31, 2001. The increase in long-term borrowings was a result of the borrowing of funds in order to fund the increase in loans and to replace non-interest bearing deposits.

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

Capital Resources and Adequacy

                                    Capital
                   (Dollars In Thousands, Except Share Data)

                                                                               March 31,               December 31,
                                                                                    2001                       2000
                                                                               ---------               ------------
Stockholders' Equity                                                             $43,902                    $41,461
Total capital (to risk-weighted assets):
  Consolidated                                                                     10.7%                      11.2%
  First National Bank in Manitowoc                                                 10.3%                      10.7%
Tier 1 capital (to risk-weighted assets):
  Consolidated                                                                      9.5%                      10.0%
  First National Bank in Manitowoc                                                  9.2%                       9.6%
Tier I capital (to average assets):
  Consolidated                                                                      6.6%                       7.0%
  First National Bank in Manitowoc                                                  6.4%                       6.8%

Dividends Per Share-This Quarter                                                 $  0.07                    $ 0.085
Dividends Per Share-Year to Date                                                    0.07                      0.280

Earnings Per Share-This Quarter                                                  $  0.39                    $  0.35
Earnings Per Share-Year to Date                                                     0.39                       1.53

Dividend Payout Ratio-This Quarter                                                17.99%                     24.29%
Dividend Payout Ratio-Year to Date                                                17.99%                     18.32%



Total stockholders' equity increased $2.4 million from $41.5 million at December 31, 2000 to $43.9 million at March 31, 2001. Net income for the three month period ending March 31, 2001 was $1.4 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2001 and December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, the Bank's and the Company's ratio of Tier 1 capital to risk-weighted assets was 9.2% and 9.5%, respectively. As of March 31, 2001, the Bank's and the Company's ratio of total capital to risk-weighted assets was 10.3% and 10.7%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of March 31, 2001, the Bank's and the Company's leverage capital ratio was 6.4% and 6.6%, respectively.

As of March 31, 2001 and December 31, 2000, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

Recent Accounting Pronouncements

Future Accounting Change - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Corporation's adoption of SFAS No. 133 on January 1, 2001, has not had a material impact on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 2000 in the Corporation's 2000 Form 10-K Annual Report.

                         FIRST MANITOWOC BANCORP, INC.
                          PART II -- OTHER INFORMATION

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:  None

b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   FIRST MANITOWOC BANCORP, INC.
                                   (Registrant)




Date: May 15, 2001                 /s/ Thomas J. Bare
                                   ------------------
                                   Thomas J. Bare
                                   President




Date: May 15, 2001                 /s/ Paul H. Wojta
                                   -----------------
                                   Paul H. Wojta
                                   Senior Vice President