Form 10-Q
period 2001-06-30
FIRST MANITOWOC BANCORP INC
filed 2001-08-10
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                               ------------------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                         ------------------   -----------------

Commission file number 0-25983
                       --------------------------------------------------------


                          First Manitowoc Bancorp, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                                         39-1435359
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS employer identification no.)


402 North Eighth Street, Manitowoc, Wisconsin                                                         54220
------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                          (Zip code)

                                 (920) 684-6611
                                 --------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at June 30, 2001, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition -
                  June 30, 2001 and December 31, 2000                                                   1

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2001 and 2000                                     2

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 2001 and 2000                                               3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                                               4

                  Notes to Consolidated Financial Statements                                            6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                    18

         Item 2.  Changes in Securities and Use of Proceeds                                            18

         Item 3.  Defaults Upon Senior Securities                                                      18

         Item 4.  Submission of Matters to a Vote of Security Holders                                  18

         Item 5.  Other Information                                                                    18

         Item 6.  Exhibits and Reports on Form 8-K                                                     18

Signatures                                                                                             19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                     June 30,         December 31,
                                                                                         2001                 2000
                                                                                         ----                 ----
                                                                                  (In Thousands, Except Share Data)

ASSETS

         Cash and due from banks                                                    $  20,710             $  19,834
         Federal funds sold                                                             7,184                 6,540
                                                                                    ---------             ---------
              Cash and cash equivalents                                                27,894                26,374
         Securities available for sale, at fair value                                 120,223               116,852
         Loans                                                                        337,264               326,571
         Less:  Allowance for loan losses                                              (4,714)               (3,824)
                                                                                    ---------             ---------
              Loans, net                                                              332,550               322,747
         Premises and equipment, net                                                    9,642                 9,491
         Intangible assets, net of accumulated amortization of
              $1,687,000 in 2001 and $1,319,000 in 2000                                10,149                 7,910
         Other assets                                                                  12,309                12,036
                                                                                    ---------             ---------
              Total assets                                                          $ 512,767             $ 495,410
                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                               $  57,158             $  62,774
         Interest-bearing deposits                                                    331,643               331,827
                                                                                    ---------             ---------
              Total deposits                                                          388,801               394,601
         Securities sold under repurchase agreements                                   33,338                29,952
         Short-term borrowings                                                          2,000                 2,000
         Other liabilities                                                              6,811                 6,396
         Long-term borrowings                                                          37,176                21,000
                                                                                    ---------             ---------
              Total liabilities                                                       468,126               453,949

         Stockholders' equity
              Common stock, $1.00 par value; authorized                                 3,792                 3,792
                10,000,000 shares; issued 3,791,814 shares
              Retained earnings                                                        40,089                37,991
              Accumulated other comprehensive income                                    1,460                   378
         Treasury stock at cost--323,180 shares                                          (700)                 (700)
                                                                                    ---------             ---------
              Total stockholders' equity                                               44,641                41,461
                                                                                    ---------             ---------
              Total liabilities and stockholders' equity                            $ 512,767             $ 495,410
                                                                                    =========             =========



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                  Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                        --------                        -------
                                                                 2001           2000             2001          2000
                                                                 ----           ----             ----          ----
                                                                          (In Thousands, Except Share Data)

INTEREST INCOME
     Loans, including fees                                    $ 7,228        $ 7,020          $14,572       $13,720
     Federal funds sold                                           118            123              206           203
     Securities:
       Taxable                                                  1,047            763            2,091         1,536
       Tax exempt                                                 733            679            1,457         1,343
                                                              -------        -------          -------       -------
       Total interest income                                    9,126          8,585           18,326        16,802

INTEREST EXPENSE
     Deposits                                                   3,926          3,726            8,148         7,123
     Securities sold under repurchase agreements                  399            305              814           635
     Borrowed funds                                               477            597              958         1,102
                                                              -------        -------          -------       -------
      Total interest expense                                    4,802          4,628            9,920         8,860
                                                              -------        -------          -------       -------

NET INTEREST INCOME                                             4,324          3,957            8,406         7,942
     Provision for loan losses                                    880             75            1,030           200
                                                              -------        -------          -------       -------
       Net interest income after provision for loan losses      3,444          3,882            7,376         7,742

OTHER INCOME
     Trust service fees                                           137            142              269           261
     Service charges on deposit accounts                          260            244              509           469
     Loan servicing income                                        242             71              360           188
     Gain on sales of mortgage loans held for sale                 70              8              101            21
     Insurance commission income                                  424              0              757             0
     Other                                                         31            173              258           310
                                                              -------        -------          -------       -------
       Total other income                                       1,164            638            2,254         1,249

OTHER EXPENSE
     Salaries, commissions and related benefits                 1,589          1,330            3,560         2,853
     Occupancy                                                    420            394              924           784
     Data processing                                              235            249              453           450
     Postage, stationery and supplies                             130            113              243           272
     Amortization of other intangibles                            160            112              368           224
     Other                                                        671            562            1,103         1,029
                                                              -------        -------          -------       -------
      Total other expense                                       3,205          2,760            6,651         5,612
                                                              -------        -------          -------       -------

Income before provision for income tax                          1,403          1,760            2,979         3,379
Provision for income tax                                          170            326              395           628
                                                              -------        -------          -------       -------

NET INCOME                                                    $ 1,233        $ 1,434          $ 2,584       $ 2,751
                                                              =======        =======          =======       =======

Earnings per share:  basic and diluted                        $  0.35        $  0.41          $  0.74       $  0.79



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                         Six Months Ended June 30, 2000
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $3,792          $33,661             ($700)         ($2,247)          $34,506

Net income                                    0            2,751                 0                0             2,751
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0              448               448
     Income tax effect                        0                0                 0             (151)             (151)
                                                                                                              -------
Comprehensive income                                                                                          $ 3,048

Cash dividends ($ .12 per share)              0             (451)                0                0              (451)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                 $3,792          $35,961             ($700)         ($1,950)          $37,103
                                         ======          =======             =====          =======           =======


                         Six Months Ended June 30, 2001
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $3,792          $37,991             ($700)          $  378           $41,461

Net income                                    0            2,584                 0                0             2,584
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            1,660             1,659
     Income tax effect                        0                0                 0             (578)             (577)
                                                                                                              -------
Comprehensive income                                                                                          $ 3,666

Cash dividends ($.14 per share)               0             (486)                0                0              (486)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                 $3,792          $40,089             ($700)          $1,460           $44,641
                                         ======          =======             =====           ======           =======



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             ----------------------
                                                                                             2001              2000
                                                                                             ----              ----
                                                                                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  2,584          $  2,751
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                          1,030               200
         Depreciation of premises and equipment                                               464               430
         Amortization of intangible assets                                                    368               224
         (Accretion) Amortization of securities, net                                          (43)                9
         Proceeds from sale of mortgage loans                                              29,595             6,987
         Originations of mortgage loans held for sale                                     (29,696)           (6,867)
         Gain on sales of mortgage loans held for sale                                        101                21
         Gain on sale of fixed assets                                                         (19)                0
         Undistributed income of joint venture                                               (137)             (109)
         Increase in other assets                                                            (703)              110
         (Decrease) Increase in other liabilities                                            (449)              608
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   3,095             4,364
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             18,431             9,393
     Purchases of securities available for sale                                           (20,020)          (13,504)
     Net increase in loans                                                                (10,833)          (18,845)
     Purchases of premises and equipment                                                     (208)           (1,313)
     Proceeds from sales of premises and equipment                                             60                86
     Acquisition, net of cash acquired                                                        (67)                0
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (12,637)          (24,183)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                   (5,800)            7,946
     Net increase (decrease) in securities sold under repurchase agreements                 3,386            (4,788)
     Proceeds from advances on borrowed funds                                              20,000            14,000
     Repayment of borrowed funds                                                           (6,038)          (20,000)
     Dividends paid                                                                          (486)             (451)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        11,062            (3,293)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        1,520           (23,112)
Cash and cash equivalents at beginning of period                                           26,374            40,716
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 27,894          $ 17,604
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                        $ 10,683          $  8,161
         Income taxes                                                                         660                 2
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:
     Loans receivable transferred to other real estate                                   $      0          $      0
-------------------------------------------------------------------------------------------------------------------



Acquisition:
     Cash paid for purchase of stock                                                     $   (733)           $  ---
     Cash acquired                                                                            666               ---
-------------------------------------------------------------------------------------------------------------------
     Net cash paid for acquisition                                                            (67)              ---

     Fair value of assets acquired                                                            563               ---
     Acquisition intangibles                                                                2,582               ---
     Liabilities assumed                                                                    1,611               ---
     Notes payable to former shareholders                                                   1,467               ---



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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2001 presentation.

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

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                             Investment Securities
                                 (In Thousands)

                                                                                         June 30, 2001
                                                                            Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                                   $  12,687                $  13,050
Obligations of states and political subdivisions                                    61,941                   63,379
Mortgage-backed securities                                                          39,822                   40,231
Corporate notes                                                                        898                      927
Other securities                                                                     2,636                    2,636
                                                                                 ---------                ---------
Total                                                                            $ 117,984                $ 120,223
                                                                                 =========                =========


                                                                                        December 31, 2000
                                                                            Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                                   $  19,431                $  19,550
Obligations of states and political subdivisions                                    60,708                   61,428
Mortgage-backed securities                                                          30,609                   30,349
Corporate notes                                                                        948                      948
Other securities                                                                     4,577                    4,577
                                                                                 ---------                ---------
Total                                                                            $ 116,273                $ 116,852
                                                                                 =========                =========


NOTE 4:  Loan Portfolio

Loans are summarized as follows:


                           Summary of Loan Portfolio
                             (Dollars In Thousands)

                                               June 30, 2001                          December 31, 2000
                                                           Percent of                                    Percent of
                                         Amount           Total Loans               Amount              Total Loans
-------------------------------------------------------------------------------------------------------------------
Commercial and Agricultural           $  98,594                29.23%             $ 94,886                   29.05%
Commercial Real Estate                   84,400                25.02%               76,478                   23.42%
Residential Real Estate                 129,194                38.31%              131,592                   40.30%
Consumer                                 23,610                 7.00%               22,270                    6.82%
Other                                     1,466                  .44%                1,345                     .41%
                                      ---------               -------             --------                  -------
Total                                 $ 337,264               100.00%             $326,571                  100.00%
                                      =========               =======             ========                  =======


NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:


                                                                                                 For the Six             For the Six
                                                                                                Months Ended            Months Ended
                                                                                                    June 30,                June 30,
                                                                                                        2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                (In Thousands)

Balance at beginning of period                                                                        $3,824                $3,700
Provision charged to expense                                                                           1,030                   200
Charge-offs                                                                                            (161)                 (153)
Recoveries                                                                                                21                    23
                                                                                                      ------                ------
Balance at end of period                                                                              $4,714                $3,770
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

EARNINGS
                                   Net Income
                    (Dollars In Thousands, Except Share Data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months        Six Months       Six Months
                                                                           Ended            Ended             Ended            Ended
                                                                        June 30,         June 30,          June 30,         June 30,
                                                                            2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              $  1,233         $  1,434          $  2,584         $  2,751

EPS-Basic & Diluted                                                     $    .35         $    .41          $    .74         $    .79

Return on Average Assets                                                    .98%            1.25%             1.04%            1.23%

Return on Average Equity                                                  11.61%           16.06%            12.35%           16.37%
------------------------------------------------------------------------------------------------------------------------------------


All per share financial information has been adjusted to reflect the two for one stock split effective June 30, 2000. Weighted average shares outstanding were 3,468,634 for the three months ended June 30, 2001 and 2000.

Net income for the three months ended June 30, 2001 was $1,233,000 compared to $1,434,000 for the three months ended June 30, 2000, a decrease of $201,000, or 14.02%. Interest income increased $541,000 primarily as a result of an increase in loans and an increase in securities. Interest expense increased $174,000 mainly as a result of an increase in deposits and an increase in interest rates paid on deposits. Other income increased $526,000 as a result of an increase in service charges on deposits and an increase in loan servicing income. The largest addition to other income resulted from the Insurance Center of Manitowoc acquisition in the form of commission income of $424,000. Other expense increased $445,000. This is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired as part of the Insurance Center acquisition and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition. Earnings per share for the three months ended June 30, 2001 was $0.35 compared to $0.41 for the three months ended June 30, 2000.

Net income for the six months ended June 30, 2001 was $2,584,000 compared to $2,751,000 for the six months ended June 30, 2000, a decrease of $167,000 or 6.07%. Interest income increased $1,524,000 primarily due to an increase in loans and securities volume. Interest expense increased $1,060,000 primarily due to an increase in deposits and an increase in interest rates paid on deposits. Other income increased $1,005,000 primarily as a result of insurance commission income from the Insurance Center acquisition. Other expense increased $1,039,000, a result of increased salaries, commissions and related benefits for the Insurance Center employees, and annual merit increases. Occupancy expense increased due to the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition. Earnings per share for the six months ended June 30, 2001 was $0.74 compared to $0.79 for the six months ended June 30, 2000.

Lower net income for the three and six month periods ended June 30, 2001 is primarily the result of the increase in provision for loan losses of $880,000 during the second quarter of 2001. The larger provision was made due to the anticipated loss with one commercial loan customer. This is an isolated case and no trend to higher loan losses is expected.

Return on average assets (ROA) on an annualized basis for the first six months of 2001 was 1.04% compared to 1.23% for the first six months in 2000. Return on average equity (ROE) on an annualized basis for the first six months of 2001 was 12.35% compared to 16.37% for the first six months of 2000.

                        AVERAGE BALANCES, YIELD AND RATES

                                                     For the three months                                 For the three months
                                                     ended June 30, 2001                                  ended June 30, 2000

                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              --------------------------------------------------------------------------------------
ASSETS                                            (In Thousands)                                       (In Thousands)
Interest earning assets:
Federal funds sold                          $  10,131        $     76      3.01%                 $   8,169        $   123      6.05%
Investment securities                         121,927           2,203      7.25%                   100,035          1,854      7.43%
Loans                                         332,876           7,263      8.75%                   313,215          7,034      9.01%
                                            ---------        --------      ----                  ---------        -------      ----
Total interest earning assets                 464,934        $  9,542      8.23%                 $ 421,419        $ 9,011      8.55%
Other assets                                   38,626                                               37,152
                                            ---------                                            ---------
TOTAL ASSETS                                $ 503,560                                            $ 458,571
                                                                                                 =========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $332,015        $  3,931      4.75%                 $ 304,775        $ 3,729      4.91%
Repurchase agreements                          29,895             397      5.33%                    20,878            286      5.50%
Federal funds purchased                            15               0      0.00%                         0              0      0.00%
Borrowings                                     38,697             474      4.91%                    40,007            615      6.17%
                                            ---------        --------      ----                  ---------        -------      ----

Total interest-bearing liabilities          $ 400,622        $  4,802      4.81%                 $ 365,660        $ 4,630      5.07%
Demand deposits                                52,786                                               52,114
Other liabilities                               7,656                                                5,077
                                            ---------                                            ---------
Total liabilities                           $ 461,064                                            $ 422,851

Stockholders' equity                           42,496                                               35,720
                                            ---------                                            ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 503,560                                            $ 458,571
                                            =========                                            =========

Net interest income and
interest rate spread                                         $  4,740      3.42%                                  $ 4,381      3.48%
Net interest income as
a percent of earning assets (annualized)                                   4.08%                                               4.16%
                                                                           ====                                                ====


                        AVERAGE BALANCES, YIELD AND RATES



                                                       For the six months                                   For the six months
                                                      ended June 30, 2001                                  ended June 30, 2000

                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              --------------------------------------------------------------------------------------

ASSETS                                            (In Thousands)                                       (In Thousands)
Interest earning assets:
Federal funds sold                          $   6,918        $    140      4.08%                 $   5,698        $   176      6.19%
Investment securities                         121,118           4,372      7.28%                   100,103          3,714      7.42%
Loans                                         331,180          14,674      8.94%                   308,034         13,814      9.02%
                                            ---------        --------      ----                  ---------        -------      ----
Total interest earning assets               $ 459,216        $ 19,186      8.43%                 $ 413,835        $17,704      8.58%
Other assets                                   37,798                                               37,453
                                            ---------                                            ---------
TOTAL ASSETS                                $ 497,014                                            $ 451,288
                                            =========                                            =========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                   $ 331,966        $  8,153      4.95%                 $ 299,651        $ 7,130      4.78%
Repurchase agreements                          28,812             814      5.70%                    20,550            548      5.36%
Federal funds purchased                         1,166              32      5.53%                     1,734             51      5.95%
Borrowings                                     33,837             925      5.51%                    38,896          1,138      5.85%
                                            ---------        --------      ----                  ---------        -------      ----

Total interest-bearing liabilities          $ 395,781        $  9,924      5.06%                 $ 360,831        $ 8,867      4.93%
Demand deposits                                52,128                                               50,736
Other liabilities                               7,265                                                4,633
                                            ---------                                            ---------
Total liabilities                           $ 455,174                                            $ 416,200

Stockholders' equity                           41,840                                               35,088
                                            ---------                                            ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 497,014                                            $ 451,288
                                            =========                                            =========

Net interest income and
interest rate spread                                         $  9,262      3.37%                                  $ 8,837      3.65%
Net interest income as
a percent of earning assets (annualized)                                   4.07%                                               4.28%
                                                                           ====                                                ====


NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The six months ended June 30, 2001 has been characterized by generally falling interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2001.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000:

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2001 increased by $357,000 or 8.15% compared to the three months ended June 30, 2000. Interest income increased $531,000 primarily as a result of the increase in loans and an increase in investment securities. Total average loans increased to $332,876,000 for the second quarter of 2001 from $313,215,000 for the second quarter of 2000. Average investment securities increased to $121,927,000 for the second quarter of 2001 from $100,035,000 for the second quarter of 2000. Interest yields on loans and securities declined to 8.75% and 7.25% for the second quarter of 2001 from 9.01% and 7.43% for the second quarter of 2000. Interest expense increased $174,000 primarily as a result of an increase in interest bearing deposits and repurchase agreements. Total average interest-bearing deposits increased to $332,015,000 for the second quarter of 2001 from $304,775,000 for the second quarter of 2000. Average repurchase agreements increased to $29,895,000 for the second quarter of 2001 from $20,878,000 for the second quarter of 2000. Interest rates fell on both interest bearing deposits and repurchase agreements from the second quarter of 2000 to the second quarter of 2001. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.42% for the three months ended June 30, 2001, a decrease of 6 basis points from the interest rate spread of 3.48% for the three months ended June 30, 2000.

Net interest margin for the three months ended June 30, 2001 was 4.08% compared with 4.16% for the three months ended June 30, 2000.

YTD 2001 COMPARED TO YTD 2000:

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2001 increased by $425,000 or 4.81% compared to the six months ended June 30, 2000. Interest income increased $1,482,000 primarily as a result of increases in loans and investment securities. Total average loans increased to $331,180,000 for the first six months of 2001 from $308,034,000 for the first six months of 2000. Total average investment securities increased to $121,118,000 for the first six months of 2001 from $100,103,000 for the first six months of 2000. Interest yields fell on both loans and investment securities for the six months ended June 30, 2001. Interest expense increased $1,060,000 primarily due to an increase in deposits and an increase in deposit yields. Total average interest bearing deposits increased to $331,966,000 for the first six months of 2001 from $299,651,000 for the first six months of 2000, while interest rates paid on those deposits increased to 4.95% in the first half of 2001 from 4.78% in the first half of 2000. The interest rate spread was 3.37% for the six months ended June 30, 2001, a decrease of 28 basis points from the interest rate spread of 3.65% for the six months ended June 30, 2000.

Net interest margin for the six months ended June 30, 2001 was 4.07% compared with 4.28% for the six months ended June 30, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended June 30, 2001, the Bank charged $880,000 to expense for the provision for loan loss compared to $75,000 for the three months ended June 30, 2000.

                            Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months        Six Months       Six Months
                                                                           Ended            Ended             Ended            Ended
                                                                        June 30,         June 30,          June 30,         June 30,
                                                                            2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                           $ 3,888          $ 3,821           $ 3,824          $ 3,700
     Charge-offs                                                            (64)            (138)             (161)            (153)
     Recoveries                                                               10               12                21               23
                                                                         -------          -------           -------          -------
Net (charge-offs) recoveries                                                (54)            (126)             (140)            (130)
Provision for loan losses                                                    880               75             1,030              200
                                                                         -------          -------           -------          -------

Balance at end of period                                                 $ 4,714          $ 3,770           $ 4,714          $ 3,770
                                                                         =======          =======           =======          =======

Ratio of net charge-offs during period to
average loans outstanding during period                                     .02%             .04%              .04%             .04%

Ratio of allowance for loan losses
to total loans                                                             1.40%            1.19%             1.40%            1.19%
------------------------------------------------------------------------------------------------------------------------------------

The increase in the ratio of allowance for loan losses to total loans is primarily a result of a higher provision for loan losses for the three months ended June 30, 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of June 30, 2001 based on its most recent evaluation of these factors.

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

                    Allocation of Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           June 30,     December 31,
                                                                                                               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                                                       $1,435          $   625
Loan Type Allocation:
Commercial & Agricultural                                                                                     2,838            2,688
Commercial Real Estate                                                                                          388              436
Residential Real Estate                                                                                          18               25
Consumer                                                                                                         35               36
                                                                                                            -------          -------
                                                                                                              3,279            3,185
Unallocated                                                                                                       0               14
                                                                                                           --------          -------
Total Reserve                                                                                              $  4,714          $ 3,824
                                                                                                           ========          =======

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

Total nonperforming loans at June 30, 2001 were $4,576,000, an increase of $2,392,000 from December 31, 2000. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.


                               Nonperforming Loans
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           June 30,     December 31,
                                                                                                               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                                           $  3,818         $  1,765
Accruing loans past due 90 days or more                                                                         758              419
                                                                                                           --------         --------
Total nonperforming loans                                                                                  $  4,576         $  2,184
Nonperforming loans as a percent of loans                                                                     1.36%             .67%
Ratio of the allowance for loan losses to nonperforming loans                                               103.00%          175.00%
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months        Six Months       Six Months
                                                                           Ended            Ended             Ended            Ended
                                                                        June 30,         June 30,          June 30,         June 30,
                                                                            2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                                       $   137           $  142            $  269           $  261
Service Charges on Deposit Accounts                                          260              244               509              469
Loan Servicing Income                                                        242               71               360              188
Gain on Sales of  Mortgage Loans Held for Sale                                70                8               101               21
Insurance commission income                                                  424                0               757                0
Other                                                                         31              173               258              310
                                                                         -------           ------            ------           ------
Total Other Income                                                       $ 1,164           $  638            $2,254           $1,249
------------------------------------------------------------------------------------------------------------------------------------


SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000:

Other income for the second quarter of 2001 was $1,164,000 compared to $638,000 for the second quarter of 2000, an increase of $526,000 or 82.4%. The Insurance Center of Manitowoc acquisition accounted for $424,000 of this increase in the form of commission income. Loan servicing income increased $171,000 in the second quarter of 2001. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $62,000 in gains on sales of mortgage loans in the quarter ended June 30, 2001.

YTD 2001 COMPARED TO YTD 2000:

Other income for the six months ended June 30, 2001 was $2,254,000 compared to $1,249,000 for the six months ended June 30, 2000, an increase of $1,005,000 or 80.5%. The increase resulted primarily from $757,000 of insurance commission income from the Insurance Center acquisition and an increase of $172,000 in loan servicing income. The increase in gains on sales of mortgage loans held for sale is a result of an increase in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first six months of 2001.

OTHER EXPENSE
                                 Other Expense
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months        Six Months       Six Months
                                                                           Ended            Ended             Ended            Ended
                                                                        June 30,         June 30,          June 30,         June 30,
                                                                            2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Salaries, commissions and related benefits                                $1,589          $ 1,330            $3,560           $2,853
Occupancy                                                                    420              394               924              784
Data Processing                                                              235              249               453              450
Postage, Stationery and Supplies                                             130              113               243              272
Amortization of intangibles                                                  160              112               368              224
Other                                                                        671              562             1,103            1,029
                                                                          ------          -------            ------           ------
Total Other Expense                                                       $3,205          $2, 760            $6,651           $5,612
------------------------------------------------------------------------------------------------------------------------------------


SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000:

Other expense for the second quarter of 2001 was $3,205,000 compared to $2,760,000 for the second quarter of 2000, an increase of $445,000, or 16.1%. The increase is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired in the Insurance Center acquisition and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Insurance Center acquisition. Amortization of Goodwill increased as a result of the Insurance Center acquisition. Other expenses increased primarily due to increased collection and repossession expense.

YTD 2001 COMPARED TO YTD 2000:

Other expense for the first six months of 2001 was $6,651,000 compared to $5,612,000 for the first six months of 2000, an increase of $1,039,000 or 18.5%. This increase is the result of increased salaries and employee benefits due to additional salaries, commissions and related benefits for employees acquired as part of the Insurance Center acquisition, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Insurance Center acquisition. Amortization of goodwill increased due to the Insurance Center acquisition. Other expenses increased primarily due to increased collection and repossession expense, higher charge card expense, and higher data processing expenses.

INCOME TAXES

The effective tax rate for the three months ended June 30, 2001 was 12.12 % compared to 18.52% for the three months ended June 30, 2000. The decrease in effective tax rates in the period is a direct result of loans and securities transferred from the Bank to the Bank's FNBM Investment Corp. subsidiary which are not subject to state income tax.

BALANCE SHEET

JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

The Corporation's total assets increased from $495.4 million at December 31, 2000 to $512.8 million at June 30, 2001. Loans increased $10.7 million, a result of customer demand for commercial real estate loans. Securities increased $3.4 million due to increases in mortgage backed securities offset by smaller decreases in U.S. Government Agency securities.

Deposits decreased $5.8 million to $388.8 million at June 30, 2001 from $394.6 million at December 31, 2000, due to decreases in non-interest bearing deposits. Long-term borrowings increased $16.2 million from $21 million at December 31, 2000 to $37.2 million at June 30, 2001. The increase in long-term borrowings was a result of the borrowing of funds in order to fund the increase in loans and to replace non-interest bearing deposits.

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

CAPITAL RESOURCES AND ADEQUACY

                                    Capital
                   (Dollars In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           June 30,     December 31,
                                                                                                               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                                                       $ 44,641         $ 41,461
Total capital (to risk-weighted assets):
     Consolidated                                                                                             11.5%            11.2%
     First National Bank in Manitowoc                                                                         11.2%            10.7%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                                                                             10.1%            10.0%
     First National Bank in Manitowoc                                                                          9.7%             9.6%
Tier I capital (to average assets):
     Consolidated                                                                                              6.8%             7.0%
     First National Bank in Manitowoc                                                                          6.5%             6.8%

Dividends Per Share-This Quarter                                                                           $    .07         $   .085
Dividends Per Share-Year to Date                                                                                .14             .280

Earnings Per Share-This Quarter                                                                            $    .35         $    .35
Earnings Per Share-Year to Date                                                                                 .74             1.53

Dividend Payout Ratio-This Quarter                                                                           20.00%           24.29%
Dividend Payout Ratio-Year to Date                                                                           18.92%           18.32%
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $3.1 million from $41.5 million at December 31, 2000 to $44.6 million at June 30, 2001. Net income for the six month period ending June 30, 2001 was $2.6 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2001 and December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2001, the Bank's and the Company's ratio of Tier 1 capital to risk-weighted assets was 9.7% and 10.1, respectively. As of June 30, 2001, the Bank's and the Company's ratio of total capital to risk-weighted assets was 11.2% and 11.5%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of June 30, 2001, the Bank's and the Company's leverage capital ratio was 6.5% and 6.8%, respectively.

As of June 30, 2001 and December 31, 2000, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS
Future Accounting Change - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management, at this time, cannot determine the effect that adoption of SFAS No. 142 may have on the financial statements of the Corporation as the statement requires a comprehensive review of previous combinations accounted for under the purchase accounting method and an analysis of impairment as of the date of adoption. The impairment analysis for goodwill and other intangible assets with an indefinite useful life has not been completed. The impairment analysis will be completed within the timelines outlined in SFAS No. 142 which include an initial transitional goodwill impairment test to be completed by June 30, 2002.


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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:  None

b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  FIRST MANITOWOC BANCORP, INC.
                                  (Registrant)



Date:  August 9, 2001             /s/ Thomas J. Bare
                                  ------------------
                                  Thomas J. Bare
                                  President



Date:  August 9, 2001             /s/ Paul H. Wojta
                                  -----------------
                                  Paul H. Wojta
                                  Senior Vice President