Form 10-Q
period 2001-09-30
FIRST MANITOWOC BANCORP INC
filed 2001-11-14
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -------------------

Commission file number 0-25983
                       ---------------------------------------------------------


                          First Manitowoc Bancorp, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                                 39-1435359
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS employer identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                                                  54220
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip code)

                                 (920) 684-6611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 2001, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.         FINANCIAL INFORMATION

                Item 1.  Financial Statements (Unaudited):

                         Consolidated Statements of Financial Condition -
                         September 30, 2001 and December 31, 2000                                              1

                         Consolidated Statements of Income -
                         Three and Nine Months Ended September 30, 2001 and 2000                               2

                         Consolidated Statements of Changes in
                         Stockholders' Equity
                         Nine Months Ended September 30, 2001 and 2000                                         3

                         Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 2001 and 2000                                         4

                         Notes to Consolidated Financial Statements                                            6

                Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                                         8

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           17

PART II.        OTHER INFORMATION

                Item 1.  Legal Proceedings                                                                    18

                Item 2.  Changes in Securities and Use of Proceeds                                            18

                Item 3.  Defaults Upon Senior Securities                                                      18

                Item 4.  Submission of Matters to a Vote of Security Holders                                  18

                Item 5.  Other Information                                                                    18

                Item 6.  Exhibits and Reports on Form 8-K                                                     18

Signatures                                                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                               September 30,  December 31,
                                                                   2001          2000
                                                                   ----          ----
                                                           (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                 $  16,195    $  19,834
         Federal funds sold                                         17,006        6,540
                                                                 ---------    ---------
              Cash and cash equivalents                             33,201       26,374
         Securities available for sale, at fair value              124,331      116,852
         Loans                                                     334,355      326,571
         Less:  Allowance for loan losses                           (4,312)      (3,824)
                                                                 ---------    ---------
              Loans, net                                           330,043      322,747
         Premises and equipment, net                                 9,532        9,491
         Intangible assets, net of accumulated amortization of
              $1,847,000 in 2001 and $1,319,000 in 2000              9,989        7,910
         Other assets                                               11,831       12,036
                                                                 ---------    ---------
              Total assets                                       $ 518,927    $ 495,410
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                            $  58,613    $  62,774
         Interest-bearing deposits                                 330,502      331,827
                                                                 ---------    ---------
              Total deposits                                       389,115      394,601
         Securities sold under repurchase agreements                36,740       29,952
         Short-term borrowings                                       2,000        2,000
         Other liabilities                                           7,092        6,396
         Long-term borrowings                                       36,939       21,000
                                                                 ---------    ---------
              Total liabilities                                    471,886      453,949

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                10,000,000 shares; issued 3,791,814 shares           3,792        3,792
              Retained earnings                                     41,494       37,991
              Accumulated other comprehensive income                 2,455          378
         Treasury stock at cost--323,180 shares                       (700)        (700)
                                                                 ---------    ---------
              Total stockholders' equity                            47,041       41,461
                                                                 ---------    ---------
              Total liabilities and stockholders' equity         $ 518,927    $ 495,410
                                                                 =========    =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                    ------------                   ------------
                                                                2001           2000             2001          2000
                                                              -------        -------          -------       -------
                                                                        (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                    $ 6,951        $ 7,158          $21,523       $20,941
     Federal funds sold                                           105            218              311           421
     Securities:
       Taxable                                                  1,145          1,005            3,236         2,541
       Tax exempt                                                 750            720           2,207          2,063
                                                              -------        -------          -------       -------
       Total interest income                                    8,951          9,101           27,277        25,966

INTEREST EXPENSE
     Deposits                                                   3,516          4,147           11,664        11,270
     Securities sold under repurchase agreements                  376            379            1,190         1,014
     Borrowed funds                                               471            474            1,429         1,576
                                                              -------        -------          -------       -------
      Total interest expense                                    4,363          5,000           14,283        13,860
                                                              -------        -------          -------       -------

NET INTEREST INCOME                                             4,588          4,101           12,994        12,106
     Provision for loan losses                                    470            260            1,500           460
                                                              -------        -------          -------       -------
       Net interest income after provision for loan losses      4,118          3,841           11,494        11,646

OTHER INCOME
     Trust service fees                                           114            123              383           384
     Service charges on deposit accounts                          432            266              941           781
     Loan servicing income                                        158             93              518           281
     Gain on sales of mortgage loans held for sale                 70              9              171            30
     Insurance commission income                                  352              0            1,109             0
     Other                                                        142             96              400           297
                                                              -------        -------          -------       -------
       Total other income                                       1,268            587            3,522         1,773

OTHER EXPENSE
     Salaries, commissions and related benefits                 1,873          1,508            5,433         4,361
     Occupancy                                                    501            426            1,425         1,210
     Data processing                                              243            202              696           652
     Postage, stationery and supplies                             105             98              348           370
     Amortization of other intangibles                            160            112              528           336
     Other                                                        479            468            1,582         1,497
                                                              -------        -------          -------       -------
      Total other expense                                       3,361          2,814           10,012         8,426
                                                              -------        -------          -------       -------

Income before provision for income tax                          2,025          1,614            5,004         4,993
Provision for income tax                                          377            263              772           891
                                                              -------        -------          -------       -------

NET INCOME                                                    $ 1,648        $ 1,351          $ 4,232       $ 4,102
                                                              =======        =======          =======       =======

Earnings per share:  basic and diluted                        $  0.48       $   0.39          $  1.22      $   1.18

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                      Nine Months Ended September 30, 2000
                        (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $3,792          $33,662            ($700)         ($2,248)          $ 34,506

Net income                                    0            4,102                 0                0             4,102
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            1,739             1,739
     Income tax effect                        0                0                 0            (601)             (601)
                                                                                                             --------
Comprehensive income                                                                                          $ 5,240

Cash dividends ($ .195 per share)             0            (676)                 0                0             (676)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000            $3,792          $37,088            ($700)         ($1,110)           $39,070
                                          =====           ======            ======         ========            ======

                      Nine Months Ended September 30, 2001
                        (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $3,792          $37,991            ($700)           $  378           $41,461

Net income                                    0            4,232                 0                0             4,232
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            3,170             3,170
     Income tax effect                        0                0                 0          (1,093)           (1,093)
                                                                                                              -------
Comprehensive income                                                                                           $6,309

Cash dividends ($ .21 per share)              0            (729)                 0                0             (729)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001            $3,792          $41,494            ($700)           $2,455           $47,041
                                          =====           ======            ======            =====            ======

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                               ------------
                                                                                           2001              2000
                                                                                           ----------------------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $    4,232        $    4,102
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                          1,500               460
         Depreciation of premises and equipment                                               711               665
         Amortization of intangible assets                                                    528               336
         (Accretion) Amortization of securities, net                                        (210)                 9
         Proceeds from sale of mortgage loans                                              50,114            10,596
         Originations of mortgage loans held for sale                                    (49,943)          (10,467)
         Gain on sales of mortgage loans held for sale                                      (171)              (30)
         Gain on sale of fixed assets                                                        (19)                 0
         Undistributed income of joint venture                                              (207)             (172)
         Increase in other assets                                                           (706)           (1,603)
         Increase in other liabilities                                                      (168)             1,891
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   5,661             5,787
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             25,107            12,248
     Purchases of securities available for sale                                          (29,091)          (22,373)
     Net increase in loans                                                                (8,796)          (25,125)
     Purchases of premises and equipment                                                    (345)           (1,321)
     Proceeds from sales of premises and equipment                                             60                 0
     Acquisition, net of cash acquired                                                       (67)                 0
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (13,132)          (36,571)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                  (5,486)            15,821
     Net increase in securities sold under repurchase agreements                            6,788             4,041
     Proceeds from advances on borrowed funds                                              20,000            14,114
     Repayment of borrowed funds                                                          (6,275)          (20,000)
     Dividends paid                                                                         (729)             (676)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        14,298            13,300
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        6,827          (17,484)
Cash and cash equivalents at beginning of period                                           26,374            40,716
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   33,201        $   23,232
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                      $   15,064        $   12,280
         Income taxes                                                                       1,085               783
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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2001 presentation.

In January 2001, the Bank acquired 100% ownership in the Insurance Center of Manitowoc, Inc. ("Insurance Center"). Insurance Center includes Gary Vincent and Associates in Green Bay, Wisconsin. Insurance Center is an independent agency offering commercial, personal, life, and health insurance. It is being operated as a wholly owned subsidiary of the Bank. Insurance Center had approximately $563,000 in assets at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $2.6 million was recorded. The Corporation's financial statements reflect the accounts and operations of Insurance Center beginning January 1, 2001. The Corporation recorded all Insurance Center assets and liabilities at fair value at date of acquisition.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                                        September 30, 2001
                                                                            Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                                  $    7,817               $    8,259
Obligations of states and political subdivisions                                    63,372                   65,847
Mortgage-backed securities                                                          43,722                   44,508
Corporate notes                                                                        898                      940
Other securities                                                                     4,773                    4,777
                                                                                 ---------                ---------
Total                                                                           $  120,582               $  124,331
                                                                                 =========                =========
                                                                                         December 31, 2000
                                                                            Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                                  $   19,431               $   19,550
Obligations of states and political subdivisions                                    60,708                   61,428
Mortgage-backed securities                                                          30,609                   30,349
Corporate notes                                                                        948                      948
Other securities                                                                     4,577                    4,577
                                                                                 ---------                ---------
Total                                                                           $  116,273               $  116,852
                                                                                 =========                =========

NOTE 4: Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                             (Dollars In Thousands)

                                             September 30, 2001                          December 31, 2000
                                                           Percent of                                    Percent of
                                         Amount           Total Loans               Amount              Total Loans
-------------------------------------------------------------------------------------------------------------------
Commercial and Agricultural           $  97,123                29.05%           $   94,886                   29.05%
Commercial Real Estate                   83,284                24.91%               76,478                   23.42%
Residential Real Estate                 129,056                38.60%              131,592                   40.30%
Consumer                                 23,471                 7.02%               22,270                    6.82%
Other                                     1,421                  .42%                1,345                     .41%
                                      ---------            ----------            ---------               ----------
Total                                 $ 334,355               100.00%           $  326,571                  100.00%
                                      =========            ==========            =========               ==========

NOTE 5: Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                                      For the Nine          For the Nine
                                                                                      Months Ended          Months Ended
                                                                                     September 30,         September 30,
                                                                                              2001                  2000
                                                                                              ----                  ----
                                                                                                   (In Thousands)
Balance at beginning of period                                                             $ 3,824                 $ 3,700

Provision charged to expense                                                                 1,500                     460
Charge-offs                                                                                (1,044)                   (325)
Recoveries                                                                                      32                      50
                                                                                           -------                 -------
Balance at end of period                                                                   $ 4,312                 $ 3,885
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

EARNINGS
                                   Net Income
                    (Dollars In Thousands, Except Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                          Three Months     Three Months       Nine Months      Nine Months
                                                                 Ended            Ended             Ended            Ended
                                                         September 30,    September 30,     September 30,    September 30,
                                                                  2001             2000              2001             2000
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $1,648           $1,351            $4,232           $4,102

EPS-Basic & Diluted                                             $  .48           $  .39            $ 1.22           $ 1.18

Return on Average Assets                                         1.29%            1.18%             1.13%            1.19%

Return on Average Equity                                        14.74%           15.51%            13.22%           15.72%
--------------------------------------------------------------------------------------------------------------------------

All per share financial information has been adjusted to reflect the two for one stock split effective June 30, 2000. Weighted average shares outstanding were 3,468,634 for the three months ended September 30, 2001 and 2000.

Net income for the three months ended September 30, 2001 was $1,648,000 compared to $1,351,000 for the three months ended September 30, 2000, an increase of $297,000, or 21.98%. Interest income decreased $150,000 primarily as a result of a decrease in loan interest due to lower interest rates. Interest expense decreased $637,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $681,000 as a result of an increase in service charges on deposits and an increase in loan servicing income. The largest addition to other income resulted from the Insurance Center of Manitowoc acquisition in the form of commission income of $352,000. Other expense increased $547,000. This is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired as part of the Insurance Center acquisition and annual merit increases in wages for employees. Occupancy expense increased as a result of the new offices obtained in the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition. Earnings per share for the three months ended September 30, 2001 was $0.48 compared to $0.39 for the three months ended September 30, 2000.

Net income for the nine months ended September 30, 2001 was $4,232,000 compared to $4,102,000 for the nine months ended September 30, 2000, an increase of $130,000 or 3.17%. Interest income increased $1,311,000 primarily due to an increase in loans and securities volume. Interest expense increased $423,000 primarily due to increases in repurchase agreements and long term borrowings. Other income increased $1,749,000 primarily as a result of insurance commission income of $1,109,000 from the Insurance Center acquisition. Other income increased $397,000 as a result of an increase in service charges on deposits and an increase in loan servicing income. Other expense increased $1,586,000, a result of increased salaries, commissions and related benefits for the Insurance Center employees, and annual merit increases. Occupancy expense increased due to the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition. Earnings per share for the nine months ended September 30, 2001 was $1.22 compared to $1.18 for the nine months ended September 30, 2000.

The relatively small increase in net income for the nine month period ended September 30, 2001 is primarily the result of the increase in provision for loan losses of $880,000 during the second quarter of 2001. The larger provision was made due to the anticipated loss with one commercial loan customer. This is an isolated case and no trend to higher loan losses is expected.

Return on average assets (ROA) on an annualized basis for the first nine months of 2001 was 1.13% compared to 1.19% for the first nine months in 2000. Return on average equity (ROE) on an annualized basis for the first nine months of 2001 was 13.22% compared to 15.72% for the first nine months of 2000.

                        AVERAGE BALANCES, YIELD AND RATES

                                                   For the three months                            For the three months
                                                 ended September 30, 2001                         ended September 30, 2000
                                              Average        Income/     Yield/               Average        Income/      Yield/
                                              Balance       Expense       Rate                Balance        Expense       Rate
                                              -------       -------       ----                -------        -------       ----
ASSETS                                                   (In Thousands)                                   (In Thousands)
Interest earning assets:
Federal funds sold                        $    10,992      $      105      3.79%            $    13,483      $     205      6.04%
Investment securities                         124,936           2,286      7.26%                106,880          2,001      7.43%
Loans                                         334,935           7,174      8.50%                319,512          7,359      9.14%
                                          -----------      ----------      ----             -----------      ---------      ----
Total interest earning assets             $   470,863      $    9,565      8.06%            $   439,875      $   9,565      8.63%
Other assets                                   37,614                                            37,103
                                          -----------                                       -----------
TOTAL ASSETS                              $   508,477                                       $   476,978
                                          ===========                                       ===========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                 $   330,010      $    3,516      4.23%            $   321,796      $   4,140      5.10%
Repurchase agreements                          32,996             376      4.52%                 24,837            373      5.95%
Federal funds purchased                             0               0      0.00%                     19              0      0.00%
Borrowings                                     38,358             472      4.88%                 30,948            490      6.29%
                                          -----------      ----------      ----             -----------      ---------      ----
Total interest-bearing liabilities        $   401,364      $    4,364      4.31%            $   377,600      $   5,003      5.26%
Demand deposits                                55,618                                            55,833
Other liabilities                               7,146                                             5,753
                                          -----------                                       -----------
Total liabilities                         $   464,128                                       $   439,186

Stockholders' equity                           44,349                                            37,792
                                          -----------                                       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $   508,477                                       $   476,978
                                          ===========                                       ===========

Net interest income and
interest rate spread                                       $    5,201      3.75%                             $   4,562      3.37%
Net interest income as
a percent of earning assets (annualized)                                   4.38%                                            4.12%
                                                                           ====                                             ====

                        AVERAGE BALANCES, YIELD AND RATES

                                                      For the nine months                             For the nine months
                                                   ended September 30, 2001                         ended September 30, 2000
                                              Average        Income/      Yield/             Average        Income/       Yield/
                                              Balance        Expense       Rate              Balance        Expense        Rate
                                            -------------------------------------------------------------------------------------
ASSETS                                                   (In Thousands)                                   (In Thousands)
Interest earning assets:
Federal funds sold                        $     8,282      $      311      5.02%            $    8,319       $     382      6.13%
Investment securities                         122,406           6,591      7.20%               102,364           5,715      7.46%
Loans                                         332,449          21,849      8.79%               311,877          21,172      9.08%
                                          -----------      ----------      ----             ----------       ---------      ----
Total interest earning assets             $   463,137      $   28,751      8.30%            $  422,560       $  27,269      8.60%
Other assets                                   37,727                                           37,333
                                          -----------                                       ----------
TOTAL ASSETS                              $   500,864                                       $  459,893
                                          ===========                                       ==========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                 $   331,305      $   11,669      4.71%            $  307,083       $  11,270      4.90%
Repurchase agreements                          30,217           1,190      5.27%                21,984             920      5.60%
Federal funds purchased                           773              32      5.02%                 1,158              52      5.96%
Borrowings                                     35,360           1,397      5.28%                36,227           1,628      6.00%
                                          -----------      ----------      ----             ----------       ---------      ----
Total interest-bearing liabilities        $   397,655      $   14,288      4.80%            $  366,452       $  13,870      5.04%
Demand deposits                                53,300                                           52,444
Other liabilities                               7,229                                            5,010
                                          -----------                                       ----------
Total liabilities                         $   458,184                                       $  423,906

Stockholders' equity                           42,680                                           35,987
                                          -----------                                       ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $   500,864                                       $  459,893
                                          ===========                                       ==========

Net interest income and
interest rate spread                                       $   14,463      3.50%                             $  13,399      3.56%
Net interest income as
a percent of earning assets (annualized)                                   4.18%                                            4.22%
                                                                           ====                                             ====

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 30, 2001 has been characterized by generally falling interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2001.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2001 increased by $639,000 or 14.01% compared to the three months ended September 30, 2000. Interest income was equal to that of the prior year's third quarter interest income at 9,565,000. Total average loans increased to $334,935,000 for the third quarter of 2001 from $319,512,000 for the third quarter of 2000. Average investment securities increased to $124,936,000 for the third quarter of 2001 from $106,880,000 for the third quarter of 2000. Interest yields on loans and securities declined to 8.50% and 7.26% for the third quarter of 2001 from 9.14% and 7.43% for the third quarter of 2000. Interest expense decreased $639,000 primarily as a result of lower interest rates paid on deposits and repurchase agreements. Total average interest-bearing deposits increased to $330,010,000 for the third quarter of 2001 from $321,796,000 for the third quarter of 2000. Average repurchase agreements increased to $32,996,000 for the third quarter of 2001 from $24,837,000 for the third quarter of 2000. Interest rates fell on both interest bearing deposits and repurchase agreements from the third quarter of 2000 to the third quarter of 2001. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.75% for the three months ended September 30, 2001, an increase of 38 basis points from the interest rate spread of 3.37% for the three months ended September 30, 2000.

Net interest margin for the three months ended September 30, 2001 was 4.38% compared with 4.12% for the three months ended September 30, 2000.

YTD 2001 COMPARED TO YTD 2000:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2001 increased by $1,064,000 or 7.94% compared to the nine months ended September 30, 2000. Interest income increased $1,482,000 primarily as a result of increases in loans and investment securities. Total average loans increased to $332,449,000 for the first nine months of 2001 from $311,877,000 for the first nine months of 2000. Total average investment securities increased to $122,406,000 for the first nine months of 2001 from $102,364,000 for the first nine months of 2000. Interest yields fell on both loans and investment securities for the nine months ended September 30, 2001. The yield on total interest earning assets declined to 8.30% for the nine months ended September 30, 2001 from 8.60% for the nine months ended September 30, 2000. Interest expense increased $418,000 primarily due to an increase in deposits and an increase in repurchase agreements. Total average interest bearing deposits increased to $331,305,000 for the first nine months of 2001 from $307,083,000 for the first nine months of 2000, while repurchase agreements increased to $30,217,000 from $21,984,000 in the first nine months of 2000. The rate on total interest bearing liabilities fell to 4.80% for the nine months ended September 30, 2001, from 5.04% for the nine months ended September 30, 2000. The interest rate spread was 3.50% for the nine months ended June 30, 2001, a decrease of 6 basis points from the interest rate spread of 3.56% for the nine months ended September 30, 2000.

Net interest margin for the nine months ended September 30, 2001 was 4.18% compared with 4.22% for the nine months ended September 30, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended September 30, 2001, the Bank charged $470,000 to expense for the provision for loan loss compared to $260,000 for the three months ended September 30, 2000.

                            Allowance for Loan Losses
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                    Three Months     Three Months       Nine Months      Nine Months
                                                           Ended            Ended             Ended            Ended
                                                   September 30,    September 30,     September 30,    September 30,
                                                            2001             2000              2001             2000
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                           $ 4,714          $ 3,770          $  3,824          $ 3,700
     Charge-offs                                           (883)            (172)           (1,044)            (325)
     Recoveries                                               11               27                32               50
                                                         -------          -------          --------          -------
Net (charge-offs) recoveries                               (872)            (145)           (1,012)            (275)
Provision for loan losses                                    470              260             1,500              460
                                                         -------          -------          --------          -------

Balance at end of period                                 $ 4,312          $ 3,885          $  4,312          $ 3,885
                                                         =======          =======          ========          =======

Ratio of net charge-offs during period to
average loans outstanding during period                     .26%             .05%              .30%             .09%

Ratio of allowance for loan losses
to total loans                                             1.29%            1.20%             1.29%            1.20%
--------------------------------------------------------------------------------------------------------------------

The increase in the ratio of allowance for loan losses to total loans is primarily a result of a higher provision for loan losses for the three months ended June 30, 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of September 30, 2001 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                                            September 30,     December 31,
                                                                                                     2001             2000
--------------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                                             $1,697          $   625
Loan Type Allocation:
Commercial & Agricultural                                                                          $2,190           $2,688
Commercial Real Estate                                                                                375              436
Residential Real Estate                                                                                25               25
Consumer                                                                                               25               36
                                                                                                 --------          -------
                                                                                                    2,615            3,185
Unallocated                                                                                             0               14
                                                                                                 --------          -------
Total Reserve                                                                                      $4,312           $3,824
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

Total nonperforming loans at September 30, 2001 were $3,246,000, an increase of $1,062,000 from December 31, 2000. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,     December 31,
                                                                                                     2001             2000
--------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                                   $2,863           $1,765
Accruing loans past due 90 days or more                                                               383              419
                                                                                                   ------           ------
Total nonperforming loans                                                                          $3,246           $2,184
Nonperforming loans as a percent of loans                                                            .97%             .67%
Ratio of the allowance for loan losses to nonperforming loans                                     132.84%          175.00%
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months     Three Months       Nine Months      Nine Months
                                                                      Ended            Ended             Ended            Ended
                                                              September 30,    September 30,     September 30,    September 30,
                                                                       2001             2000              2001             2000
-------------------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                                   $  114           $  123            $  383           $  384
Service Charges on Deposit Accounts                                     432              266               941              781
Loan Servicing Income                                                   158               93               518              281
Gain on Sales of  Mortgage Loans Held for Sale                           70                9               171               30
Insurance commission income                                             352                0             1,109                0
Other                                                                   142               96               400              297
                                                                     ------           ------            ------           ------
Total Other Income                                                   $1,268           $  587            $3,522           $1,773
-------------------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000:

Other income for the third quarter of 2001 was $1,268,000 compared to $587,000 for the third quarter of 2000, an increase of $681,000 or 116.0%. The Insurance Center of Manitowoc acquisition accounted for $352,000 of this increase in the form of commission income. Loan servicing income increased $65,000 in the third quarter of 2001. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $61,000 in gains on sales of mortgage loans in the quarter ended September 30, 2001.

YTD 2001 COMPARED TO YTD 2000:

Other income for the nine months ended September 30, 2001 was $3,522,000 compared to $1,773,000 for the nine months ended September 30, 2000, an increase of $1,749,000 or 98.6%. The increase resulted primarily from $1,109,000 of insurance commission income from the Insurance Center acquisition and an increase of $237,000 in loan servicing income. The increase of $141,000 in gains on sales of mortgage loans held for sale is a result of an increase in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first nine months of 2001.

OTHER EXPENSE

                                  Other Expense
                                 (In Thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                           Three Months     Three Months       Nine Months      Nine Months
                                                                  Ended            Ended             Ended            Ended
                                                          September 30,    September 30,     September 30,    September 30,
                                                                   2001             2000              2001             2000
---------------------------------------------------------------------------------------------------------------------------
Salaries, commissions and related benefits                       $1,873          $ 1,508           $ 5,433           $4,361
Occupancy                                                           501              426             1,425            1,210
Data Processing                                                     243              202               696              652
Postage, Stationery and Supplies                                    105               98               348              370
Amortization of intangibles                                         160              112               528              336
Other                                                               479              468             1,582            1,497
                                                                 ------          -------           -------           ------
Total Other Expense                                              $3,361          $ 2,814           $10,012           $8,426
---------------------------------------------------------------------------------------------------------------------------

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000:

Other expense for the third quarter of 2001 was $3,361,000 compared to $2,814,000 for the third quarter of 2000, an increase of $547,000, or 19.4%. The increase is a result of increased salaries, commissions and related benefits due to the additional compensation for employees acquired in the Insurance Center acquisition and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Insurance Center acquisition. Amortization of Goodwill increased as a result of the Insurance Center acquisition. Other expenses increased primarily due to increased collection and repossession expense.

YTD 2001 COMPARED TO YTD 2000:

Other expense for the first nine months of 2001 was $10,012,000 compared to $8,426,000 for the first nine months of 2000, an increase of $1,586,000 or 18.8%. This increase is the result of increased salaries and employee benefits due to additional salaries, commissions and related benefits for employees acquired as part of the Insurance Center acquisition, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Insurance Center acquisition. Amortization of goodwill increased due to the Insurance Center acquisition. Other expenses increased primarily due to increased collection and repossession expense and higher charge card expense.

INCOME TAXES

The effective tax rate for the three months ended September 30, 2001 was 18.6% compared to 16.3% for the three months ended September 30, 2000.

BALANCE SHEET

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

The Corporation's total assets increased from $495.4 million at December 31, 2000 to $518.9 million at September 30, 2001. Loans increased $7.8 million, a result of customer demand for commercial real estate loans. Securities increased $7.5 million due to increases in mortgage backed securities offset by smaller decreases in U.S. Government Agency securities.

Deposits decreased $5.5 million to $389.1 million at September 30, 2001 from $394.6 million at December 31, 2000, due to decreases in non-interest bearing deposits. Long-term borrowings increased $15.9 million from $21 million at December 31, 2000 to $36.9 million at September 30, 2001. The increase in long-term borrowings was a result of the borrowing of funds in order to fund the increase in loans and to replace non-interest bearing deposits.

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

CAPITAL RESOURCES AND ADEQUACY
                                     Capital
                    (Dollars In Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                           September 30,     December 31,
                                                                                                    2001             2000
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                                            $ 47,041         $ 41,461
Total capital (to risk-weighted assets):
     Consolidated                                                                                  11.8%            11.2%
     First National Bank in Manitowoc                                                              11.5%            10.7%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                                                                  10.6%            10.0%
     First National Bank in Manitowoc                                                              10.3%             9.6%
Tier I capital (to average assets):
     Consolidated                                                                                   7.0%             7.0%
     First National Bank in Manitowoc                                                               6.8%             6.8%

Dividends Per Share-This Quarter                                                                $    .07         $   .085
Dividends Per Share-Year to Date                                                                     .21             .280

Earnings Per Share-This Quarter                                                                 $    .48         $    .35
Earnings Per Share-Year to Date                                                                     1.22             1.53

Dividend Payout Ratio-This Quarter                                                                14.75%           24.29%
Dividend Payout Ratio-Year to Date                                                                17.23%           18.32%
-------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $5.5 million from $41.5 million at December 31, 2000 to $47.0 million at September 30, 2001. Net income for the nine month period ending September 30, 2001 was $4.2 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2001 and December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2001, the Bank's and the Company's ratio of Tier 1 capital to risk-weighted assets was 10.3% and 10.6%, respectively. As of September 30, 2001, the Bank's and the Company's ratio of total capital to risk-weighted assets was 11.5% and 11.8%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of September 30, 2001, the Bank's and the Company's leverage capital ratio was 6.8% and 7.0%, respectively.

As of September 30, 2001 and December 31, 2000, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

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

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:  None

b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST MANITOWOC BANCORP, INC.
                                        (Registrant)



Date:  November 13, 2001                /s/ Thomas J. Bare
                                        ------------------
                                        Thomas J. Bare
                                        President



Date:  November 13, 2001                /s/ Paul H. Wojta
                                        -----------------
                                        Paul H. Wojta
                                        Senior Vice President