Form 10-K
period 2001-12-31
FIRST MANITOWOC BANCORP INC
filed 2002-03-12
CIK 719495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                                  PURSUANT TO
                              SECTION 13 OR 15(D)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                               FISCAL YEAR ENDED
                               DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of February 28, 2002, 3,468,634 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates (excludes a total of 638,684 shares reported as beneficially owned by directors and executive officers or held in the registrant's profit sharing 401(k) plan; does not constitute an admission as to affiliate status) was approximately $79,239,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 2001 FORM 10-K
                               TABLE OF CONTENTS

                                            DESCRIPTION                             PAGE NO.
                                            -----------                             --------
PART I
     ITEM 1.        Business....................................................        2
     ITEM 2.        Properties..................................................        8
     ITEM 3.        Legal Proceedings...........................................        9
     ITEM 4.        Submission of Matters to a Vote of Security Holders.........        9
PART II
     ITEM 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.........................................        9
     ITEM 6.        Selected Financial Data.....................................       11
     ITEM 7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................       12
     ITEM 7A        Quantitative and Qualitative Disclosures about Market
                    Risk........................................................       24
     ITEM 8.        Financial Statements and Supplementary Data.................       26
     ITEM 9.        Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................       48
PART III
     ITEM 10.       Directors and Executive Officers of the Registrant..........       48
     ITEM 11.       Executive Compensation......................................       48
     ITEM 12.       Security Ownership of Certain Beneficial Owners and
                    Management..................................................       49
     ITEM 13.       Certain Relationships and Related Transactions..............       49
PART IV
     ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................       50
     Signatures     ............................................................       51

                                     PART I
                                     ITEM 1
                                    BUSINESS

GENERAL

     First Manitowoc Bancorp, Inc. (the "Corporation"), a Wisconsin corporation incorporated on April 9, 1982, became a registered bank holding company on November 16, 1982 under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. (FNBM Investment Corp.). The Corporation acquired the Bank through the merger of the Bank into an interim national banking association formed as a Corporation subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders on June 12, 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Corporation's common stock. The Bank's charter was not affected by the merger. Currently, the Corporation has outstanding 3,468,634 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 608 holders of record on February 28, 2002.

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

     According to the terms of the Agreement, as a result of the Merger, Dairy State Shareholders received cash in the amount of $4,662.33 for each of the 2,900 shares of outstanding common stock of Dairy State or an aggregate of $13,520,757. Registrant provided the consideration from internal funds and no borrowings by Registrant from any source were involved.

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

     On February 28, 2001, the Bank acquired 100% ownership in the Insurance Center of Manitowoc, Inc. The Insurance Center of Manitowoc, Inc. includes Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life and health insurance.

     The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has twelve full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin.

     As of December 31, 2001, the Bank had assets of approximately $527.3 million, net loans of approximately $324.7 million, and deposits of $394.1 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

BANKING PRODUCTS AND SERVICES

     The Bank has been doing business in Wisconsin since 1894 and is engaged in both the commercial and consumer banking business. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. Among the services provided are checking accounts, savings and time accounts, safe deposit boxes, and installment and other personal loans, especially residential mortgages, as well as home equity loans, automobile and other consumer financing. As a convenience to its customers, the Bank offers Saturday banking hours; drive-thru teller windows; "Telebanc," a telephone banking service; and 24-hour automated teller machines. Additionally, the Bank offers an Internet web site, which includes on-line banking.

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

     The Bank offers a full range of trust services that include trust under agreement, testamentary trust, guardianships and conservatorships, probate estates, estate planning, and financial planning.

     Insurance products, including commercial, personal, life, and health insurance, are offered through Insurance Center of Manitowoc, Inc.

     To attract new business and retain existing customers, the Bank relies on local promotional activity, personal contact by its officers, staff and directors, referrals by current customers, extended banking hours, and personalized service.

DEPOSIT ACTIVITIES

     The Bank saw deposits level off in 2001. From December 31, 2000 to December 31, 2001, deposits decreased $0.5 million or 0.13% to $394.1 million. From December 31, 1999 to December 31, 2000, deposits increased $31.3 million or 8.6% to $394.6 million.

     No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank.

LENDING ACTIVITIES

     The Bank has experienced growth in the number and dollar amount of loans as a result of relatively low interest rates and general marketing efforts. Loans sold and serviced for others are not included in these growth numbers. Loan portfolio growth from December 31, 2000 to December 31, 2001 was $0.9 million or 0.3%. In 2001, the amount of loans sold and serviced for others increased by $35.3 million compared to 2000. The loan portfolio reflected $27.8 million or 9.4% growth in 2000. In 2000, the Bank increased the amount of loans sold and serviced for others by $8.6 million. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

BANK SUBSIDIARY CORPORATIONS

     The Bank owns 49.8% of the outstanding common stock of United Financial Services, Inc. United Financial Services, Inc., located in Grafton, Wisconsin, provides data processing services to owner banks Baylake Bank and First National Bank in Manitowoc and to 53 other banks located in Wisconsin.

     The Bank owns 100% of the outstanding common stock of FNBM Investment Corp. FNBM Investment Corp., located in Las Vegas, Nevada, holds and manages a portion of the bank's investment and loan portfolios.

     The Bank owns 100% of the outstanding common stock of the Insurance Center of Manitowoc, Inc., an independent agency offering commercial, personal, life and health insurance.

SEASONALITY

     The management of the Bank does not believe that the deposits or business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

FOREIGN OPERATIONS

     The Bank does not engage in operations in foreign countries.

EMPLOYEES

     As of February 19, 2002, the Corporation employed 225 individuals, 85 of whom worked part-time.

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

FORWARD-LOOKING STATEMENTS

     The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Corporation's actual future results could materially differ from those discussed. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

     - General economic conditions, either nationally or the state in which the Corporation does business;

     - Legislation or regulatory changes which adversely affect the businesses in which the Corporation is engaged;

     - Changes in the interest rate environment which increase or decrease interest rate margins;

     - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

     - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

     - Changes in consumer spending, borrowing and savings habits;

     - Technological changes;

     - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

     - The Corporation's ability to increase market share and control expenses;

     - The effect of compliance with legislation or regulatory changes;

     - The effect of changes in accounting policies and practices;

     - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

     - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

SUPERVISION AND REGULATION

     General. The Corporation and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulation. Changes in such laws and regulations may have a material effect on the business and prospects of the Corporation and the Bank.

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

     Federal Bank Holding Company Regulation and Structure. The Corporation is a bank holding company within the meaning of the BHCA, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Board ("FRB"). The Corporation is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Corporation and its subsidiaries.

     With certain limited exceptions, the Corporation is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Corporation is required to give 60 days' written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

     Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Corporation may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Corporation, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer.

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

     Federal Bank Regulation. The Corporation's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of Currency ("OCC"). The OCC may prohibit the institutions over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation, on behalf of the Bank, believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions.

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

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes the allowance for loan and lease losses, subject to certain limitations. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, the Bank's and the Corporation's ratio of Tier 1 to risk-weighted assets was 10.4% and 10.7%, respectively. As of December 31, 2001, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 11.3% and 11.6%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2001, the Bank's and the Corporation's leverage capital ratio was 6.8% and 7.0%, respectively.

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

     Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Corporation.

     Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies,
(iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital,
(iv) additional grounds for the appointment of a conservator or receiver, and
(v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provided for increased funding of the FDIC insurance funds and the implementation of risk-based premiums. See "-- Deposit Insurance."

     A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified as "well capitalized" at December 31, 2001. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

     Monetary Policy. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. Because of ongoing change in the national economy and in the money markets, as well as the effect of monetary and fiscal policies of the Federal Reserve System and Federal government, prediction cannot be made as to future changes in interest rates, loan demand, deposit levels or the effect on the earnings of the Corporation.

                                     ITEM 2
                                   PROPERTIES

     The Corporation owns real property at two branch locations at:

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

        300 East Mill Street, Plymouth, Wisconsin 53073 ("Plymouth West Branch Office"); and

        2747 Manitowoc Road, Green Bay, Wisconsin 54311 ("Bellevue Branch Office").

     The Bank leases real property at one branch location:

        2865 South Ridge Road, Green Bay, Wisconsin, 54304 ("Ashwaubenon Branch Office").

     Insurance Center of Manitowoc, Inc. owns real property located at:

        4712 Expo Drive, Manitowoc, Wisconsin 54220 ("Insurance Center of Manitowoc, Inc. Office").

     Insurance Center of Manitowoc, Inc. leases real property at:

        425 South Adams Street, Green Bay, Wisconsin, 54301 ("Gary G. Vincent & Associates, Inc. Office").

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

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                    PART II

                                     ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Corporation's Shares. Accordingly, there is no comprehensive record of trades or the prices of any such trades. The following tables reflect stock prices for Corporation Shares to the extent such information is made known and available to management of the Corporation, and the dividends declared with respect thereto during the preceding two years.

                                2001
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$26.75   $25.50   $26.75   $26.75   $27.25   $26.75   $28.00   $27.25

                                2000
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$21.50   $20.50   $23.00   $21.50   $25.00   $23.00   $25.50   $25.00

     All market information shown above has been restated for stock dividends and stock splits.

CASH DIVIDENDS

                             2001
--------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
  $0.070        $0.070        $0.070        $0.090      $0.300

                             2000
--------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
  $0.065        $0.065        $0.065        $0.085      $0.280

     All cash dividends shown above have been restated for stock dividends and stock splits.

HOLDERS

     As of February 28, 2002 there were 608 holders of record of the Corporation's Shares.

DIVIDENDS

     The Corporation declared and paid cash dividends per share totaling $0.30 per share or $1,041,000 during 2001, and $0.28 per share or $971,000 during 2000.

     The holders of the Corporation's Shares will be entitled to dividends, when, as, and if declared by the Corporation's Board of Directors, subject to the restrictions imposed by Wisconsin law. The only statutory limitation applicable to the Corporation is that dividends may not be paid if the Corporation is insolvent or if the dividend would cause the Corporation to become insolvent. Currently, its only source of income is from the dividends paid by the Bank to the Corporation. Therefore, the dividend restrictions applicable to national banks will impact the Corporation's ability to pay dividends.

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

     There are no contractual restrictions that currently limit the Corporation's ability to pay dividends or that the Corporation reasonably believes are likely to limit materially the future payment of dividends on the Corporation's Shares.

                                     ITEM 6
                            SELECTED FINANCIAL DATA
                     IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

     The following selected financial data should be read in conjunction with the Corporation's Consolidated Financial Statements and the related notes and with the Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations, provided elsewhere herein.

                                          2001          2000          1999          1998          1997
FOR THE YEAR                              ----          ----          ----          ----          ----
Interest income....................    $   35,421    $   34,979    $   27,097    $   26,819    $   25,162
Interest expense...................        17,982        18,995        13,602        14,152        13,136
Net interest income................        17,439        15,984        13,495        12,667        12,026
Provision for loan losses..........         3,000         1,065           851           800           600
Net interest income after provision
  for loan losses..................        14,439        14,919        12,644        11,867        11,426
Other income.......................         5,344         2,711         2,357         2,019         1,570
Other expense......................        13,455        11,428         9,077         8,052         7,404
Net income.........................         5,405         5,301         4,928         4,601         4,164
Per Share Data:*
Net income -- basic and diluted....    $     1.56    $     1.53    $     1.42    $     1.33    $     1.20
Cash dividends declared............    $     0.30    $     0.28    $    0.255    $     0.23    $    0.205
Book value.........................    $    13.40    $    11.95    $     9.95    $     9.77    $     8.52
Weighted average shares
  outstanding......................     3,468,634     3,468,634     3,468,634     3,468,634     3,468,634
AT YEAR END
Total assets.......................    $  527,304    $  495,410    $  462,518    $  367,828    $  348,907
Loans..............................       327,440       326,571       298,640       228,917       226,067
Allowance for loan losses..........         2,737         3,824         3,700         3,124         2,608
Investment securities..............       129,387       116,852        97,595        97,197        85,578
Deposits...........................       394,092       394,601       363,286       276,495       260,466
Repurchase Agreements..............        33,108        29,952        22,352        24,694        24,009
Borrowed funds.....................        47,179        23,000        38,000        28,802        31,572
Stockholders' equity...............        46,489        41,461        34,506        33,892        29,541
AVERAGE BALANCES
Assets.............................    $  505,518    $  472,285    $  390,092    $  355,019    $  331,984
Deposits...........................       384,856       373,035       293,575       267,332       246,987
Stockholders' equity...............        44,763        37,455        34,572        32,374        27,895
FINANCIAL RATIOS
Return on average assets...........          1.07%         1.12%         1.26%         1.30%         1.25%
Return on average equity...........         12.07%        14.15%        14.25%        14.21%        14.93%
Average equity to average assets...          8.85%         7.93%         8.86%         9.12%         8.40%
Dividend payout ratio..............         19.26%        18.32%        17.96%        17.36%        17.08%

-------------------------
* Per share data for 1997 through 2000 is restated to reflect the 25% stock dividends (five for four stock split) effective April 11, 1997 and April 16, 1999, and the two for one stock split effective June 30, 2000.

                    SUMMARY QUARTERLY FINANCIAL INFORMATION

                                                                       THREE MONTHS ENDED,
                                                        --------------------------------------------------
                                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                        --------    -------    ------------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Selected Operations Data:
  Interest income...................................     $9,164     $9,126        $8,951         $8,180
  Interest expense..................................      5,118      4,802         4,363          3,699
     Net interest income............................      4,046      4,324         4,588          4,481
  Provision for loan losses.........................        150        880           470          1,500
  Other income......................................      1,126      1,164         1,268          1,786
  Other expenses....................................      3,446      3,205         3,361          3,443
     Income before income taxes.....................      1,576      1,403         2,025          1,324
  Provision for income taxes........................        225        170           377            151
     Net income.....................................      1,351      1,233         1,648          1,173
Per Share Data:
  Net income -- Basic and Diluted...................     $ 0.39     $ 0.35        $ 0.48         $ 0.34
2000
Selected Operations Data:
  Interest income...................................     $8,199     $8,585        $9,101         $9,094
  Interest expense..................................      4,232      4,628         5,000          5,135
     Net interest income............................      3,967      3,957         4,101          3,959
  Provision for loan losses.........................        125         75           260            605
  Other income......................................        629        638           587            857
  Other expenses....................................      2,852      2,760         2,814          3,002
     Income before income taxes.....................      1,619      1,760         1,614          1,209
  Provision for income taxes........................        302        326           263             10
     Net income.....................................      1,317      1,434         1,351          1,199
Per Share Data:*
  Net income -- Basic and Diluted...................     $ 0.38     $ 0.41        $ 0.39         $ 0.35

-------------------------
*Per share data has been adjusted to reflect the two for one stock split effective June 30, 2000.

                                     ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Balance Sheet Analysis

     December 31, 2001 compared to December 31, 2000

     During the past twelve month period from December 31, 2000 to December 31, 2001, total assets increased $31.9 million or 6.4%. Investment securities increased $12.5 million while net loans increased $2.0 million. Total deposits decreased $509,000 from December 31, 2000 to December 31, 2001.

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

Capital Resources and Adequacy

     Total stockholders' equity increased $5.0 million or 12.1% in 2001 to $46.5 million at the end of the year from $41.5 million at December 31, 2000. Net income of $5.4 million, an increase of $0.6 million in accumulated other comprehensive income less $1.0 million dividends paid, primarily contributed to this increase. Total stockholders' equity as of December 31, 2000 increased $7.0 million from December 31, 1999.

     One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4%. The leverage ratio for the years ended December 31, 2001, 2000, and 1999 was 6.8%, 6.8%, and 6.9%,
respectively.

     Another measure of capital adequacy is the risk based capital ratio or the ratio of total capital to risk adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk based capital ratio of 8%. The Bank's ratio at December 31, 2001, and for each of the two preceding years was 11.3%, 10.7%, and 9.8%, respectively. According to FDIC capital guidelines, the Bank is considered to be "well capitalized" as of December 31, 2001.

     Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 12 in the Consolidated Financial Statements for additional discussion of regulatory matters.

     The following discussion is designed to provide a better understanding of the results of operations of the Corporation and should be read in conjunction with the Consolidated Financial Statements and Notes.

Results of Operations Overview for fiscal years 2001, 2000 and 1999

     The Corporation reported $5,405,000 in net income for 2001 or $1.56 per share compared to 2000 net income of $5,301,000 or $1.53 per share, and $4,928,000 or $1.42 per share for 1999. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $5,301,000 achieved in 2000. The improvement was primarily attributed to growth in net interest income and other operating income, the Corporation's major income components. Return on average assets was 1.07%, 1.12% and 1.26% in 2001, 2000 and 1999, respectively. Return on average equity was 12.07% for 2001, 14.15% for 2000, and 14.25% for 1999. The acquisition of Insurance Center of Manitowoc, Inc. did not have a material impact on the results of operations in 2001.

Net Interest Income and Net Interest Margin

     Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. Interest rates fell during 2001; they rose for most of 2000 before falling during the fourth quarter of 2000. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax-equivalent basis, increased in both 2001 and 2000.

     Net interest income (on a tax equivalent basis) for 2001 increased by $1,668,000 or 9.3% compared to the year ended December 31, 2000, while 2000 net interest income increased by $2,704,000 or 17.7% from the previous year ended December 31, 1999. The lower rate of increase for 2001 is the result of the relatively small increase in loans and a significant decrease in interest rates during 2001. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the years ended December 31, 2001, 2000 and 1999 was 3.56%, 3.51%, and 3.65%,
respectively. See the Table 1 titled "Average Balances, Yields and Rates" for additional information.

     Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. For 2001, the net interest margin was 4.21% unchanged from 4.21% in 2000. The net interest margin for 1999 was 4.38%. These changes are the result of repricing as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

     Management and the Board of Directors of the Bank monitor interest rates on a regular basis to assess the Bank's competitive position and to maintain a reasonable and profitable interest rate spread. The Bank also considers the maturity distribution of loans, investments, and deposits and its effect on net interest income as interest rates rise and fall over time.

     The following Tables 1 and 2 do not include financial data for the Corporation as they include only Bank financial information. In Table 1, nonaccrual loans have been included in the average balances, loan fees are included in interest income and the yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34%.

                       AVERAGE BALANCES, YIELD AND RATES

TABLE 1

                                              FOR THE YEAR ENDED            FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                               DECEMBER 31, 2001             DECEMBER 31, 2000             DECEMBER 31, 1999
                                          ---------------------------   ---------------------------   ---------------------------
                                          AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
                                          BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE    BALANCE    EXPENSE    RATE
                                          -------    -------   ------   -------    -------   ------   -------    -------   ------
                                                                              (IN THOUSANDS)
ASSETS

Interest earning assets:
Money market investments:
Federal funds sold......................  $  9,917   $   385    3.88%   $  7,257   $   493    6.77%   $  6,486   $   369    5.69%
Investment securities:
U.S. Treasury securities and obligations
  of U.S. government agencies...........    53,625     3,727    6.95%     43,649     3,032    6.95%     39,492     2,538    6.43%
Tax-exempt obligations of States and
  political subdivisions................    61,897     4,492    7.25%     55,691     4,244    7.62%     55,272     4,055    7.34%
All other investment securities.........     8,904       614    6.90%      5,876       521    8.86%      6,919       392    5.67%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total investment securities.............   124,426     8,833    7.10%    105,216     7,797    7.41%    101,683     6,985    6.87%
Loans, net of unearned income:
Commercial loans........................    99,964     9,808    9.81%    102,897    11,379   11.06%     91,372     9,471   10.22%
Mortgage loans..........................   206,329    15,761    7.64%    188,405    14,663    7.78%    132,000    10,143    7.68%
Installment loans.......................    18,593     1,872   10.07%     18,486     1,848   10.00%     12,323     1,269   10.30%
Other loans.............................     7,196       971   13.49%      5,261       795   15.10%      4,560       655   14.37%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total loans.............................   332,082    28,412    8.56%    315,049    28,685    9.10%    240,255    21,538    8.96%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total Interest Earning Assets...........   466,425    37,630    8.07%    427,522    36,975    8.65%    348,424   $28,892    8.29%
Cash and due from banks.................    13,166                        12,385                        10,275
Other assets............................    30,062                        27,739                        13,965
Allowance for loan and lease losses.....    (4,135)                       (3,760)                       (3,240)
                                          --------                      --------                      --------
Total Assets............................  $505,518                      $463,886                      $369,424
                                          ========                      ========                      ========
LIABILITIES
Interest-bearing liabilities:
Savings Deposits........................  $ 39,600   $   655    1.65%   $ 39,998   $   896    2.24%   $ 27,443   $   608    2.22%
Market Plus accounts....................    63,663     2,063    3.24%     61,229     2,922    4.76%     58,425     2,507    4.29%
Super NOW accounts......................    21,738       533    2.45%     18,049       493    2.72%     13,234       279    2.10%
Money market deposit accounts...........    21,973       725    3.30%     18,612       916    4.91%      7,291       204    2.80%
Certificates of deposit and IRA
  deposits..............................   183,304    10,493    5.72%    173,799    10,347    5.94%    132,017     7,160    5.42%
Repurchase agreements...................    30,884     1,511    4.89%     23,250     1,329    5.72%     22,902     1,095    4.78%
Federal funds purchased.................       578        32    5.54%        932        54    5.83%        919        43    4.72%
Borrowings..............................    37,102     1,970    5.31%     33,362     2,038    6.11%     31,241     1,720    5.51%
                                          --------   -------   ------   --------   -------   ------   --------   -------   ------
Total Interest-Bearing Liabilities......   398,842   $17,982    4.51%    369,231   $18,995    5.14%    293,472   $13,616    4.64%
Demand deposits.........................    54,578                        53,433                        39,145
Other liabilities.......................     7,335                         5,454                         3,570
                                          --------                      --------                      --------
Total liabilities.......................   460,755                       428,118                       336,187
Stockholders' equity....................    44,763                        35,768                        33,237
                                          --------                      --------                      --------
Total Liabilities and Stockholders'
  Equity................................  $505,518                      $463,886                      $369,424
                                          ========                      ========                      ========
Net interest income and interest rate
  spread................................             $19,648    3.56%              $17,980    3.51%              $15,276    3.65%
Net interest income as a percent of
  earning assets........................                        4.21%                         4.21%                         4.38%
                                                               ======                        ======                        ======

                       RATE AND VOLUME VARIANCE ANALYSIS
                           BASED ON AVERAGE BALANCES

TABLE 2

                                                        2001 COMPARED TO 2000          2000 COMPARED TO 1999
                                                    -----------------------------   ----------------------------
                                                     INCREASE     CHANGE DUE TO      INCREASE     CHANGE DUE TO
                                                    (DECREASE)    RATE     VOLUME   (DECREASE)    RATE    VOLUME
                                                    ----------    ----     ------   ----------    ----    ------
                                                                           (IN THOUSANDS)
INTEREST INCOME
Federal funds sold...............................    $  (108)    $  (286)  $ 178      $  124     $   79   $   45
                                                     -------     -------   ------     ------     ------   ------
U.S. Treasury securities and obligations of U.S.
  government agencies............................        695           0     695         494        227      267
Tax-exempt obligations of State and political
  subdivisions...................................        248        (229)    477         189        156       33
All other investment securities..................         93        (175)    268         129        187      (58)
                                                     -------     -------   ------     ------     ------   ------
Total investment securities......................      1,036        (404)  1,440         812        570      242
                                                     -------     -------   ------     ------     ------   ------
Commercial loans.................................     (1,571)     (1,250)   (321)      1,908        864    1,044
Mortgage loans...................................      1,098        (289)  1,387       4,520        188    4,332
Installment loans................................         24          13      11         579        (55)     634
Other loans......................................        176        (116)    292         140         38      102
                                                     -------     -------   ------     ------     ------   ------
Total loans......................................       (273)     (1,642)  1,369       7,147      1,035    6,112
                                                     -------     -------   ------     ------     ------   ------
Total interest income............................    $   655     $(2,332)  $2,987     $8,083     $1,684   $6,399
                                                     -------     -------   ------     ------     ------   ------
INTEREST EXPENSE
Savings Deposits.................................    $  (241)    $  (234)  $  (7)     $  288     $    8   $  280
Market Plus accounts.............................       (859)       (968)    109         415        288      127
Super NOW accounts...............................         40         (59)     99         214        112      102
Money market deposit accounts....................       (191)       (354)    163         712        393      319
Certificates of deposit and IRA deposits.........        146        (403)    549       3,187        904    2,283
Repurchase agreements............................        182        (256)    438         234        218       16
Federal funds purchased..........................        (22)         (2)    (20)         11         10        1
Borrowings.......................................        (68)       (352)    284         318        200      118
                                                     -------     -------   ------     ------     ------   ------
Total interest expense...........................    $(1,013)    $(2,628)  $1,615     $5,379     $2,133   $3,246
                                                     -------     -------   ------     ------     ------   ------
Net interest income..............................    $ 1,668     $   296   $1,372     $2,704     $ (449)  $3,153
                                                     =======     =======   ======     ======     ======   ======

     The rate change was determined by taking the difference in rate times the current year's balance.

Provision and Allowance for Loan Losses

     For the year ended December 31, 2001, the Bank recorded net charge offs of $4,087,000 compared to net charge offs of $941,000 in 2000 and $849,000 in 1999.
The large increase in net charge-offs in 2001 is primarily the result of one commercial loan charge-off in the amount of $2,073,000. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio.

     Gross charge offs amounted to $4,134,000 in 2001, $996,000 in 2000, and $965,000 in 1999, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $47,000 in 2001, $55,000 in 2000, and $116,000 in 1999.

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

     The allowance for loan losses of $3,700,000 as of December 31, 1999 represented 1.24% of gross loans, and as of December 31, 2000, the $3,824,000 allowance for loan losses reflected 1.17% of gross loans. The allowance for loan losses of $2,737,000 as of December 31, 2001 amounted to 0.84% of the outstanding loan portfolio. Analysis by internal loan review supports the adequacy of the allowance. Management has determined that the allowance for loan losses is adequate to absorb probable loan losses as of December 31, 2001. See
Note 3 in the Consolidated Financial Statements.

     The allocation of the allowance for loan losses is shown in the following table.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

TABLE 3

                                                                   DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                                     % OF                      % OF                      % OF                      % OF
                                    LOANS                     LOANS                     LOANS                     LOANS
                                 IN CATEGORY               IN CATEGORY               IN CATEGORY               IN CATEGORY
                                   TO TOTAL                  TO TOTAL                  TO TOTAL                  TO TOTAL
                        2001        LOANS         2000        LOANS         1999        LOANS         1998        LOANS
                        ----     -----------      ----     -----------      ----     -----------      ----     -----------
                                                                  (IN THOUSANDS)
Specific Problem
  Loans..............  $  843                    $  625                    $  694                    $  516
Loan Type Allocation:
Commercial &
  Agricultural.......   1,476        26.4         2,688        29.1         2,069        31.3         2,087        39.8
Commercial Real
  Estate.............     103        26.0           436        23.4           192        23.2           127        16.6
Residential Real
  Estate.............      19        40.1            25        40.3            72        38.2            76        37.2
Consumer.............      12         7.5            36         7.2            49         7.3            16         6.4
                       ------                    ------                    ------                    ------
                        1,610                     3,185                     2,382                     2,306
Unallocated..........     284                        14                       624                       302
                       ------                    ------                    ------                    ------
Total................  $2,737                    $3,824                    $3,700                    $3,124
                       ======                    ======                    ======                    ======

                            DECEMBER 31,
                       -----------------------
                                     % OF
                                    LOANS
                                 IN CATEGORY
                                   TO TOTAL
                        1997        LOANS
                        ----     -----------
                           (IN THOUSANDS)
Specific Problem
  Loans..............  $  233
Loan Type Allocation:
Commercial &
  Agricultural.......   1,983        34.6
Commercial Real
  Estate.............     182        20.2
Residential Real
  Estate.............      68        39.3
Consumer.............      48         5.9
                       ------
                        2,281
Unallocated..........      94
                       ------
Total................  $2,608
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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

TABLE 4

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2001      2000      1999      1998      1997
                                                         ----      ----      ----      ----      ----
                                                                        (IN THOUSANDS)
Balance at beginning of period......................    $3,824    $3,700    $3,124    $2,608    $2,080
Charge-offs:
     Commercial Real Estate.........................    $    0    $   83    $    0    $    0    $    0
     Residential Real Estate........................        22         2        22        21         3
     Commercial & Agricultural......................     3,872       668       838       259        51
     Consumer.......................................       240       243       105        43        53
                                                        ------    ------    ------    ------    ------
                                                        $4,134    $  996    $  965    $  323    $  107
                                                        ======    ======    ======    ======    ======
Recoveries:
     Commercial Real Estate.........................    $    0    $    9    $   13    $   13    $    2
     Residential Real Estate........................         2         2        12         0         0
     Commercial & Agricultural......................        21        27        70         9        24
     Consumer.......................................        24        17        21        17         9
                                                        ------    ------    ------    ------    ------
                                                        $   47    $   55    $  116    $   39    $   35
                                                        ======    ======    ======    ======    ======
Net charge-offs.....................................     4,087       941       849       284        72
Provision for loan losses...........................     3,000     1,065       851       800       600
Balance related to acquisition......................         0         0       574         0         0
                                                        ------    ------    ------    ------    ------
Balance at end of period............................    $2,737    $3,824    $3,700    $3,124    $2,608
                                                        ======    ======    ======    ======    ======
Ratio of net charge offs during period to average
  loans outstanding during period...................     1.23%      .30%      .35%      .12%      .03%
Ratio of allowance for loan losses to total loans...     0.84%     1.17%     1.24%     1.36%     1.15%

     The decrease in the allowance for loan losses from $3,824,000 at December 31, 2000 to $2,737,000 at December 31, 2001 is primarily due to three commercial loan charge-offs totaling $3.7 million, of which one charge-off totaled $2.1 million. Management anticipates that a portion of this loss will be recovered through a related insurance claim. The amount of the recovery cannot be estimated at this time. Management's analysis of the allowance for loan losses at December 31, 2001 indicates that the balance is adequate.

Other Income

     Other income increased $2,633,000, or 97.1%, from 2000 to 2001. The growth resulted primarily from $1,497,000 of insurance commission income from the Insurance Center acquisition, an increase in loan servicing income, and increases in gain on sales of mortgage loans held for sale. Increases in gain on sales of mortgage loans resulted from the lower interest rate environment which increased loan demand and related fee income.

     Other income increased $354,000, or 15.0%, from 1999 to 2000. The growth resulted primarily from increases in service charges on deposit accounts obtained in the Dairy acquisition, an increase in loan servicing income, and an increase in earnings from the Bank's data processing center.

Other Expense

     Other expense increased by $2,027,000, or 17.7%, from 2000 to 2001. This change was primarily a result of increases in salaries and employee benefits due to additional salaries, commissions and related benefits for employees acquired as part of the Insurance Center acquisition, and annual merit increases for employees. Occupancy expense increased due to offices obtained in the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition.

     Other expenses increased by $2,351,000, or 25.9%, from 1999 to 2000. This change was primarily a result of increases in salaries and employee benefits and due to additional salaries and benefits for employees acquired as part of the Dairy acquisition, the staff at the Bank's new office in Ashwaubenon, and annual merit increases for employees. Occupancy expense increased due to the offices obtained in the Dairy acquisition and in Ashwaubenon. Amortization of goodwill and data processing expense increased due to the Dairy acquisition. Other expenses increased due to higher regulatory and professional fees, increased insurance expense, collection and repossession expense, increased FDIC deposit insurance expense resulting from increased deposits, higher telephone expense and the expense related to a deferred compensation agreement the Corporation has with one of its officers.

Income Taxes

     The effective tax rates for the Corporation were 14.59%, 14.53%, and 16.81%, for 2001, 2000, and 1999 respectively. The effective tax rate has remained consistent from 2000 to 2001. The decrease in effective tax rates for 2000 is a direct result of additional assets held at the Bank's FNBM Investment Corp. subsidiary and additional tax-exempt income. FNBM Investment Corp. is a wholly-owned subsidiary of the Bank incorporated under the laws of Nevada and is subject to taxation in the State of Nevada which does not currently impose a corporate income tax. See Note 10 in the Consolidated Financial Statements.

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

     Total securities amounted to $129.4 million and $116.9 million as of December 31, 2001 and 2000, respectively. The higher level of investments in securities resulted primarily from the increase in available funds derived from increases in borrowings and securities sold under repurchase agreements.

     The Bank manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. The Bank had no concentrations of securities from any single issues that exceeded 10% of stockholders' equity. Table 5 exhibits the distribution, by type, of the investment portfolio as of December 31. Concurrent with the acquisition of Dairy State, the Corporation transferred all of Dairy State's held to maturity securities to securities available for sale.

                         SECURITIES AVAILABLE FOR SALE

TABLE 5

                                              DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------   -----------------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and obligations of
  U.S. Government corporations and
  agencies..................................      $  6,067            $ 19,431            $ 10,290
Obligations of states and political
  subdivisions..............................        62,657              60,708              54,278
Mortgage-backed securities..................        55,153              30,609              33,459
Corporate Notes.............................           999                 948                 896
Other securities............................         2,909               4,577               2,124
                                                  --------            --------            --------
          Total amortized cost..............      $127,785            $116,273            $101,047
                                                  ========            ========            ========
          Total fair value..................      $129,387            $116,852            $ 97,595
                                                  ========            ========            ========

     The following table presents the maturity by type of the investment portfolio for the year ended December 31, 2001.

                         INVESTMENT PORTFOLIO ANALYSIS

TABLE 6

                                                           DECEMBER 31, 2001
                       ------------------------------------------------------------------------------------------
                         U.S. GOVT.                         MORTGAGE BACKED      CORPORATE
                          AGENCIES          MUNICIPALS         SECURITIES          NOTES        OTHER SECURITIES
                       ---------------   ----------------   ----------------   --------------   -----------------
                        BOOK    AVG TE    BOOK     AVG TE    BOOK     AVG TE   BOOK    AVG TE    BOOK     AVG TE
DESCRIPTION & TERM     VALUE    YIELD     VALUE    YIELD     VALUE    YIELD    VALUE   YIELD     VALUE     YIELD
------------------     -----    ------    -----    ------    -----    ------   -----   ------    -----    ------
                                                             (IN THOUSANDS)
0 - 12 months........  $    0     n/a    $ 2,768   7.19%    $ 5,960   4.94%    $  0      n/a    $   75     6.54%
1 - 5 Years..........       0     n/a      7,937   7.40%     39,279   5.72%     899    6.50%         0       n/a
5 - 10 Years.........   2,695   7.50%     22,499   7.36%      9,914   6.21%     100    7.30%         0       n/a
Over 10 Years........   3,372   7.38%     29,453   7.15%          0     n/a       0      n/a     2,834     5.70%
                       ------   -----    -------   -----    -------   -----    ----    -----    ------     -----
Total................  $6,067   7.43%    $62,657   7.26%    $55,153   5.72%    $999    6.58%    $2,909     5.72%
                       ======   =====    =======   =====    =======   =====    ====    =====    ======     =====

                        DECEMBER 31, 2001
                       --------------------

                         TOTAL      TOTAL
                       AMORTIZED     FAIR
DESCRIPTION & TERM       COST       VALUE
------------------     ---------    -----
                          (IN THOUSANDS)
0 - 12 months........  $  8,803    $  8,847
1 - 5 Years..........    48,115      48,925
5 - 10 Years.........    35,208      35,706
Over 10 Years........    35,659      35,909
                       --------    --------
Total................  $127,785    $129,387
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

     The risks associated with the Bank's loan categories are as follows:

     Commercial and Agricultural. Credit risk is considered moderate. Past due loans are below industry averages. Non-performing loans and net loan losses were higher than the previous year. The portfolio is fairly diversified with no significant concentrations within one industry and agricultural loans representing approximately 5% of total loans.

     Real Estate. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

     Consumer. Credit risk is considered moderate, with delinquency ratios and non-performing loans at low levels.

     No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 2001 was $6,809,000.

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

                           SUMMARY OF LOAN PORTFOLIO

TABLE 7

                                                    LOANS OUTSTANDING AS DECEMBER 31,
                           -----------------------------------------------------------------------------------
                                    2001                     2000                     1999              1998
                           ----------------------   ----------------------   ----------------------   --------
                                      PERCENT OF               PERCENT OF               PERCENT OF
                            AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT
                            ------    -----------    ------    -----------    ------    -----------    ------
                                                             (IN THOUSANDS)
Commercial and
 Agricultural............  $ 86,565      26.44%     $ 94,886      29.06%     $ 93,550      31.33%     $ 91,122
Commercial Real Estate...    85,036      25.97%       76,478      23.42%       69,248      23.19%       38,018
Residential Real
 Estate..................   131,362      40.12%      131,592      40.29%      114,175      38.23%       85,115
Consumer.................    23,213       7.08%       22,270       6.82%       20,199       6.76%       13,783
Other....................     1,264        .39%        1,345        .41%        1,468        .49%          879
                           --------     -------     --------     -------     --------     -------     --------
Total....................  $327,440     100.00%     $326,571     100.00%     $298,640     100.00%     $228,917
                           ========     =======     ========     =======     ========     =======     ========

                            LOANS OUTSTANDING AS DECEMBER 31,
                           ------------------------------------
                              1998                1997
                           -----------   ----------------------
                           PERCENT OF               PERCENT OF
                           TOTAL LOANS    AMOUNT    TOTAL LOANS
                           -----------    ------    -----------
                                      (IN THOUSANDS)
Commercial and
 Agricultural............     39.81%     $ 78,230      34.61%
Commercial Real Estate...     16.61%       45,689      20.21%
Residential Real
 Estate..................     37.18%       88,822      39.29%
Consumer.................      6.02%       12,503       5.53%
Other....................       .38%          823        .36%
                             -------     --------     -------
Total....................    100.00%     $226,067     100.00%
                             =======     ========     =======

                          MATURITIES OF LOAN PORTFOLIO

TABLE 8

                                                                 DECEMBER 31, 2001
                                   ------------------------------------------------------------------------------
                                     COMMERCIAL      COMMERCIAL     RESIDENTIAL
MATURING                           & AGRICULTURAL    REAL ESTATE    REAL ESTATE    CONSUMER    OTHER      TOTAL
--------                           --------------    -----------    -----------    --------    -----      -----
                                                                   (IN THOUSANDS)
0-12 months....................        $59,791         $36,567       $ 72,640      $ 6,392     $1,264    $176,654
1-5 years......................         26,774          36,131         53,258       16,803          0     132,966
Over 5 years...................              0          12,338          5,464           18          0      17,820
                                       -------         -------       --------      -------     ------    --------
Total..........................        $86,565         $85,036       $131,362      $23,213     $1,264    $327,440
                                       =======         =======       ========      =======     ======    ========

MATURING                               FIXED RATE                   ADJUSTABLE RATE                    TOTAL
--------                               ----------                   ---------------                    -----
0-12 months...................          $135,635                        $41,019                       $176,654
1-5 years.....................           105,670                         27,296                        132,966
Over 5 years..................            17,820                              0                         17,820
                                        --------                        -------                       --------
Total.........................          $259,125                        $68,315                       $327,440
                                        ========                        =======                       ========

     The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Bank had no foreign loans in its portfolio as of December 31, 2001.

     It is the policy of the Bank to place a loan in nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 2001 and 2000 were $2,312,000 and $1,765,000, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included commercial loans, agricultural loans and residential real estate loans. However, these were individual isolated accounts and no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

                        RISK ELEMENTS OF LOAN PORTFOLIO

TABLE 9

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                    2001        2000        1999        1998       1997
                                                    ----        ----        ----        ----       ----
                                                                      (IN THOUSANDS)
Nonaccrual loans...............................    $2,312      $1,765      $1,618      $  927      $211
Accruing loans past due 90 days or more........       529         419          21         181        84
                                                   ------      ------      ------      ------      ----
Total nonperforming loans......................    $2,841      $2,184      $1,639      $1,108      $295
Nonperforming loans as a percent of loans......       .87%        .67%        .55%        .47%      .13%
Ratio of the allowance for loan losses to
  nonperforming loans..........................        96%        175%        226%        282%      884%

     Total nonperforming loans at December 31, 2001 were $2,841,000, an increase of $657,000 from $2,184,000 at December 31, 2000. The increase was primarily due to an increase of $547,000 in nonaccrual loans at December 31, 2001.

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

Deposits

     Deposit liabilities were $394.6 million at December 31, 2000 and $394.1 million at December 31, 2001. Demand deposits decreased $2.7 million, while interest-bearing deposits increased $2.2 million. The Bank continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. There are no predetermined divisions for deposit categories. Table 1 displays the average balances and average rates paid on all major deposits classifications for 2001, 2000 and 1999.

     The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 2001 and 2000.

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

TABLE 10

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
3 months or less............................................    $12,381     $ 8,891
3-6 months..................................................      9,209       9,467
6-12 months.................................................     13,612      11,819
Over 12 months..............................................      4,003       4,865
                                                                -------     -------
TOTAL.......................................................    $39,205     $35,042
                                                                =======     =======

Borrowings

     FHLB advances increased from $21.0 million at December 31, 2000 to $45.0 million at December 31, 2001, an increase of $24.0 million or 114.3%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter. Promissory notes to former stockholders of the Insurance Center at 9% maturing July 1, 2008 totaled $459,000 at December 31, 2001, and promissory notes to former stockholders of the Insurance Center at prime plus 1% were $1,467,000 at December 31, 2001.

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

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

TABLE 11

                                                         EXPECTED PERIOD OF MATURITY
                        ----------------------------------------------------------------------------------------------
                                                                                                       GREATER THAN
                          WITHIN 1 YEAR        1-2 YEARS          2-3 YEARS          3-4 YEARS            4 YEARS
                        -----------------   ----------------   ----------------   ----------------   -----------------
                                   YIELD/             YIELD/             YIELD/             YIELD/              YIELD/
  DECEMBER 31, 2001     BALANCE     RATE    BALANCE    RATE    BALANCE    RATE    BALANCE    RATE    BALANCE     RATE
  -----------------     -------    ------   -------   ------   -------   ------   -------   ------   -------    ------
                                                                (IN THOUSANDS)
Short term
  investments(V)......  $ 21,949   1.00%
US Treasury, Agency
  and other
  securities(F).......       940   6.50%          0     n/a          0     n/a          0     n/a    $  8,955   7.45%
US Treasury, Agency
  and other
  securities(V).......        80   6.57%          0     n/a          0     n/a          0     n/a           0     n/a
Mortgage backed
  securities(F).......     5,960   4.94%     10,150   5.65%     10,451   5.96%     16,309   5.55%       9,246   6.26%
Mortgage backed
  securities(V).......     3,037   5.28%          0     n/a          0     n/a          0     n/a           0     n/a
Municipal
  securities(F).......     2,768   4.75%      1,487   4.37%      1,455   4.70%        217   5.13%      56,730   4.93%
Commercial loans(F)...    20,315   8.15%      4,319   8.34%      4,499   7.99%      3,198   8.35%      21,840   8.47%
Commercial loans(V)...    31,586   5.48%     10,384   5.50%      6,500   5.56%      2,456   5.29%       6,771   5.48%
Real estate
  loans(F)............    49,139   8.16%     18,268   8.24%     17,369   8.25%      9,899   8.61%      67,563   8.03%
Real estate
  loans(V)............     8,955   5.07%        964   5.69%      3,552   5.43%        269   5.58%      15,451   5.48%
Consumer loans(F).....     5,306   7.35%      1,941   9.07%      2,329   7.51%      1,512   9.24%      12,577   8.35%
Consumer loans(V).....       478   3.89%          0     n/a          0     n/a          0     n/a           0     n/a
                        --------   -----    -------   -----    -------   -----    -------   -----    --------   -----
    Total interest
      earning
      assets..........  $150,513   6.09%    $47,513   6.96%    $46,155   6.96%    $33,860   6.85%    $199,133   6.82%
                        ========   =====    =======   =====    =======   =====    =======   =====    ========   =====
Interest bearing
  deposits(F).........  $119,533   3.45%    $34,182   4.66%    $35,936   3.82%    $ 5,793   5.84%    $ 20,760   5.11%
Interest bearing
  deposits(V).........   117,855   1.31%          0     n/a          0     n/a          0     n/a           0     n/a
Short term
  borrowings(F).......    36,309   4.26%          0     n/a          0     n/a          0     n/a           0     n/a
Short term
  borrowings(V).......    22,052   1.39%          0     n/a          0     n/a          0     n/a           0     n/a
Long term
  borrowings(F).......         0     n/a          0     n/a          0     n/a          0     n/a      15,459   4.54%
Long term
  borrowings(V).......     6,467   5.75%          0     n/a          0     n/a          0     n/a           0     n/a
    Total interest
      bearing
      liabilities.....  $302,216   2.61%    $34,182   4.66%    $35,936   3.82%    $ 5,793   5.84%    $ 36,219   4.87%
                        ========   =====    =======   =====    =======   =====    =======   =====    ========   =====

                        EXPECTED PERIOD OF MATURITY
                        ----------------------------

                              TOTAL
                        -----------------     FAIR
                                   YIELD/    MARKET
  DECEMBER 31, 2001     BALANCE     RATE     VALUE
  -----------------     -------    ------    ------
                               (IN THOUSANDS)
Short term
  investments(V)......  $ 21,949   1.00%    $ 21,949
US Treasury, Agency
  and other
  securities(F).......     9,895   7.14%      10,206
US Treasury, Agency
  and other
  securities(V).......        80   6.57%          80
Mortgage backed
  securities(F).......    52,116   5.89%      52,630
Mortgage backed
  securities(V).......     3,037   5.28%       3,037
Municipal
  securities(F).......    62,657   4.84%      63,434
Commercial loans(F)...    54,171   8.21%      56,220
Commercial loans(V)...    57,697   5.55%      57,697
Real estate
  loans(F)............   162,238   8.12%     163,283
Real estate
  loans(V)............    29,191   5.36%      29,191
Consumer loans(F).....    23,665   8.16%      23,903
Consumer loans(V).....       478   3.89%         478
                        --------   -----    --------
    Total interest
      earning
      assets..........  $477,174   6.62%    $482,108
                        ========   =====    ========
Interest bearing
  deposits(F).........  $216,204   3.93%    $219,458
Interest bearing
  deposits(V).........   117,855   1.31%     117,855
Short term
  borrowings(F).......    36,309   4.26%      36,399
Short term
  borrowings(V).......    22,052   1.39%      22,052
Long term
  borrowings(F).......    15,459   4.54%      15,605
Long term
  borrowings(V).......     6,467   5.75%       6,467
    Total interest
      bearing
      liabilities.....  $414,346   3.13%    $417,836
                        ========   =====    ========

-------------------------
(V) Variable repricing terms

(F) Fixed repricing terms

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

     We have audited the accompanying consolidated balance sheets of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, stockholders' equity, and cash flows of First Manitowoc Bancorp, Inc. and Subsidiaries for the year ended December 31, 1999, were audited by other auditors whose report dated February 4, 2000, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Wipfli Ullrich Bertelson LLP
February 1, 2002
Green Bay, Wisconsin

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

     We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1999 of First Manitowoc Bancorp, Inc. and subsidiaries. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Manitowoc Bancorp, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Milwaukee, Wisconsin
February 4, 2000

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCED SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................    $ 17,947    $ 19,219
Interest-bearing deposits...................................       9,165         617
Federal funds sold..........................................      12,784       6,538
                                                                --------    --------
Cash and cash equivalents...................................      39,896      26,374
Securities available for sale, at fair value................     129,387     116,852
Loans held for sale.........................................         211          --
Loans, net..................................................     324,703     322,747
Premises and equipment......................................       9,431       9,491
Intangible assets, net of accumulated amortization of
  $1,959,000 in 2001 and $1,319,000 in 2000.................       9,829       7,910
Other assets................................................      13,847      12,036
                                                                --------    --------
Total Assets................................................    $527,304    $495,410
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................    $394,092    $394,601
Securities sold under repurchase agreements.................      33,108      29,952
Borrowed funds..............................................      47,179      23,000
Other liabilities...........................................       6,436       6,396
                                                                --------    --------
Total liabilities...........................................     480,815     453,949
                                                                --------    --------
Stockholders' equity:
  Common stock -- $1 par value: Authorized -- 10,000,000
     shares Issued -- 3,791,814 shares......................       3,792       3,792
  Retained earnings.........................................      42,355      37,991
  Accumulated other comprehensive income....................       1,042         378
Treasury stock at cost -- 323,180 shares in 2001 and 2000...        (700)       (700)
                                                                --------    --------
Total stockholders' equity..................................      46,489      41,461
                                                                --------    --------
Total Liabilities and Stockholders' Equity..................    $527,304    $495,410
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                            AMOUNTS)
Interest income:
  Loans, including fees.....................................    $28,022     $28,388     $21,273
  Federal funds sold........................................        385         493         369
  Securities:
     Taxable................................................      4,059       3,306       2,788
     Tax-exempt.............................................      2,955       2,792       2,667
                                                                -------     -------     -------
          Total interest income.............................     35,421      34,979      27,097
                                                                -------     -------     -------
Interest expense:
  Deposits..................................................     14,469      15,574      10,738
  Securities sold under repurchase agreements...............      1,511       1,329       1,095
  Borrowed funds............................................      2,002       2,092       1,769
                                                                -------     -------     -------
          Total interest expense............................     17,982      18,995      13,602
                                                                -------     -------     -------
Net interest income.........................................     17,439      15,984      13,495
Provision for loan losses...................................      3,000       1,065         851
                                                                -------     -------     -------
Net interest income after provision for loan losses.........     14,439      14,919      12,644
                                                                -------     -------     -------
Other income:
  Trust service fees........................................        497         511         499
  Service charges on deposit accounts.......................      1,306       1,039         905
  Insurance Center commissions..............................      1,497          --          --
  Loan servicing income.....................................        814         378         326
  Gain on sales of mortgage loans...........................        319          44         138
  Gain on sale of fixed assets..............................         19          --          --
  Other.....................................................        892         739         489
                                                                -------     -------     -------
          Total other income................................      5,344       2,711       2,357
                                                                -------     -------     -------
Other expenses:
  Salaries, commissions, and employee benefits..............      7,413       5,971       4,958
  Occupancy.................................................      1,925       1,684       1,107
  Data processing...........................................        988         897         718
  Postage, stationery, and supplies.........................        517         485         420
  Amortization of intangibles...............................        688         459         241
  Other.....................................................      1,924       1,932       1,633
                                                                -------     -------     -------
          Total other expenses..............................     13,455      11,428       9,077
                                                                -------     -------     -------
Income before provision for income taxes....................      6,328       6,202       5,924
Provision for income taxes..................................        923         901         996
                                                                -------     -------     -------
Net income..................................................    $ 5,405     $ 5,301     $ 4,928
                                                                =======     =======     =======
Earnings per share -- Basic and diluted.....................      $1.56       $1.53       $1.42
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                             FIRST MANITOWOC, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       ACCUMULATED
                                                                          OTHER
                                                COMMON    RETAINED    COMPREHENSIVE    TREASURY
                                                STOCK     EARNINGS    INCOME (LOSS)     STOCK       TOTAL
                                                ------    --------    -------------    --------     -----
                                                                      (IN THOUSANDS)
Balance, January 1, 1999....................    $3,792    $29,625        $ 1,175        $(700)     $33,892
  Comprehensive income:
     Net income.............................                4,928                                    4,928
     Other comprehensive loss...............                              (3,422)                   (3,422)
                                                ------    -------        -------        -----      -------
          Total comprehensive income........                                                         1,506
  Cash dividends ($0.26 per share)..........                 (885)                                    (885)
  Cash paid for fractional shares...........                   (7)                                      (7)
                                                ------    -------        -------        -----      -------
Balance, December 31, 1999..................    3,792      33,661         (2,247)        (700)      34,506
  Comprehensive income:
     Net income.............................                5,301                                    5,301
     Other comprehensive income.............                               2,625                     2,625
                                                ------    -------        -------        -----      -------
          Total comprehensive income........                                                         7,926
  Cash dividends ($0.28 per share)..........                 (971)                                    (971)
                                                ------    -------        -------        -----      -------
Balance, December 31, 2000..................    3,792      37,991            378         (700)      41,461
  Comprehensive income:
     Net income.............................                5,405                                    5,405
     Other comprehensive income.............                                 664                       664
                                                ------    -------        -------        -----      -------
          Total comprehensive income........                                                         6,069
  Cash dividends ($0.30 per share)..........               (1,041)                                  (1,041)
                                                ------    -------        -------        -----      -------
Balance, December 31, 2001..................    $3,792    $42,355        $ 1,042        $(700)     $46,489
                                                ======    =======        =======        =====      =======

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $  5,405    $  5,301    $  4,928
                                                                --------    --------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................       3,000       1,065         851
    Depreciation and amortization of premises and
      equipment.............................................         870         789         485
    Amortization of intangibles.............................         640         459         241
    Net (accretion) amortization of securities..............        (271)         --          25
    Stock dividends on FHLB stock...........................        (153)       (110)         --
    Proceeds from sales of mortgage loans...................      74,428      15,481      25,077
    Originations of mortgage loans held for sale............     (74,320)    (15,338)    (24,899)
    Gain on sales of mortgage loans.........................        (319)        (44)       (138)
    Gain on sale of fixed assets............................         (19)         --          --
    Undistributed income of joint venture...................        (282)       (247)       (142)
    Increase in other assets................................        (293)     (1,113)       (147)
    Increase (decrease) in other liabilities................        (824)      2,022        (792)
                                                                --------    --------    --------
         Total adjustments..................................       2,457       2,964         561
                                                                --------    --------    --------
Net cash provided by operating activities...................       7,862       8,265       5,489
                                                                --------    --------    --------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................      33,979      15,038      45,489
  Purchases of securities available for sale................     (45,067)    (30,154)    (51,845)
  Net increase in loans.....................................      (6,418)    (29,027)    (16,120)
  Acquisition, net of cash acquired.........................         (67)         --      (4,258)
  Purchases of premises and equipment.......................        (398)     (1,408)     (2,084)
  Proceeds from sale of assets..............................          60          --          --
                                                                --------    --------    --------
Net cash used in investing activities.......................     (17,911)    (45,551)    (28,818)
                                                                --------    --------    --------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................        (509)     31,315      26,942
  Net increase (decrease) in securities sold under
    repurchase agreements...................................       3,156       7,600      (2,041)
  Proceeds from advances of borrowed funds..................      40,000      21,000      28,698
  Repayment of borrowed funds...............................     (18,035)    (36,000)    (19,500)
  Dividends paid............................................      (1,041)       (971)       (885)
  Cash paid for fractional shares...........................          --          --          (7)
                                                                --------    --------    --------
Net cash provided by financing activities...................      23,571      22,944      33,207
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........      13,522     (14,342)      9,878
Cash and cash equivalents at beginning......................      26,374      40,716      30,838
                                                                --------    --------    --------
Cash and cash equivalents at end............................    $ 39,896    $ 26,374    $ 40,716
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................    $ 19,468    $ 17,184    $ 13,341
  Income taxes..............................................       1,057         931         965
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Loans transferred to foreclosed properties..................       1,462          56         144
Transfer of securities from held to maturity to available
  for sale..................................................          --          --         659
Acquisition:
  Fair value of assets acquired.............................         563          --      67,130
  Liabilities assumed.......................................       1,611          --      60,934
  Cash paid for purchase of stock...........................        (733)         --     (13,520)
  Cash acquired.............................................         666          --       9,262
  Net cash paid for acquisition.............................          67          --       4,258

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

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of First Manitowoc Bancorp, Inc., its wholly owned subsidiary, First National Bank in Manitowoc (the "Bank"), and the Bank's wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All significant intercompany balances and transactions have been eliminated. Investment in the Bank's 49.8% owned subsidiary, which is not material, is accounted for on the equity method.

     On January 1, 2001, the Bank acquired 100% ownership in the Insurance Center. The Insurance Center includes Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life, and health insurance. It is being operated as a wholly owned subsidiary of the Bank. The Insurance Center had approximately $563,000 in assets at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $2.6 million was recorded. The Corporation's consolidated financial statements reflect the accounts and operations of the Insurance Center beginning January 1, 2001. The Corporation recorded all Insurance Center assets and liabilities at fair value at date of acquisition.

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

     Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     The Bank is required to maintain non-interest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 2001, those required reserves of $3,806,000 were satisfied by currency and coin holdings.

     Investment Securities -- The Corporation's securities are classified and accounted for as securities available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within stockholders' equity until realized. Interest and dividends are included in interest income from securities as earned, and premiums and discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific-identification method.

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

     Loan Fees and Related Costs -- Loan-origination fees are credited to income when received and the related loan-origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

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

     Premises and Equipment -- Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets.

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

     Per Share Computations -- All per share financial information and equity accounts have been adjusted to reflect the 2-for-1 stock split declared in June 2000 and the 5-for-4 stock split declared on April 1, 1999. Weighted average shares outstanding were 3,468,634 for the years ended December 31, 2001, 2000, and 1999.

     Reclassifications -- Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 classifications.

     Future Accounting Change -- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements as of the date of adoption.

NOTE 2 SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                          COST         GAINS         LOSSES      FAIR VALUE
                                                        ---------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
DECEMBER 31, 2001
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..............    $  6,067       $  272        $  (2)       $  6,337
Obligations of states and political subdivisions....      62,657        1,201         (424)         63,434
Mortgage-backed securities..........................      55,153          738         (224)         55,667
Corporate notes.....................................         999           41           --           1,040
Other securities....................................       2,909           --           --           2,909
                                                        --------       ------        -----        --------
Total...............................................    $127,785       $2,252        $(650)       $129,387
                                                        ========       ======        =====        ========
DECEMBER 31, 2000
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..............    $ 19,431       $  260        $(141)       $ 19,550
Obligations of states and political subdivisions....      60,708        1,093         (373)         61,428
Mortgage-backed securities..........................      30,609          187         (447)         30,349
Corporate notes.....................................         948           --           --             948
Other securities....................................       4,577           --           --           4,577
                                                        --------       ------        -----        --------
Total...............................................    $116,273       $1,540        $(961)       $116,852
                                                        ========       ======        =====        ========

     The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                AMORTIZED    ESTIMATED
                                                                  COST       FAIR VALUE
                                                                ---------    ----------
                                                                    (IN THOUSANDS)
Due in one year or less.....................................    $  2,680      $  2,711
Due after one year through five years.......................       9,037         9,370
Due after five years through 10 years.......................      25,294        25,761
Due after ten years.........................................      35,621        35,878
                                                                --------      --------
                                                                  72,632        73,720
Mortgage-backed securities..................................      55,153        55,667
                                                                --------      --------
Total.......................................................    $127,785      $129,387
                                                                ========      ========

     There were no sales of securities in 2001, 2000, or 1999.

     The amortized cost and estimated fair value of investment securities available for sale pledged to secure public deposits, securities sold under repurchase agreements, FHLB advances, and for other purposes required by law were $48,716,000 and $49,630,000, respectively, as of December 31, 2001.

NOTE 3 LOANS

     The composition of loans at December 31 follows:

                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Commercial and agricultural.................................    $ 86,565    $ 94,886
Commercial real estate......................................      85,036      76,478
Residential real estate.....................................     131,362     131,592
Consumer....................................................      23,213      22,270
Other.......................................................       1,264       1,345
                                                                --------    --------
  Subtotals.................................................     327,440     326,571
Allowance for loan losses...................................      (2,737)     (3,824)
                                                                --------    --------
Loans, net..................................................    $324,703    $322,747
                                                                ========    ========

     An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                                 2001       2000      1999
                                                                 ----       ----      ----
                                                                      (IN THOUSANDS)
Balance at beginning........................................    $ 3,824    $3,700    $3,124
Balance related to acquisition..............................         --        --       574
Provision for loan losses...................................      3,000     1,065       851
Loans charged off...........................................     (4,134)     (996)     (965)
Recoveries on loans.........................................         47        55       116
                                                                -------    ------    ------
Balance at end..............................................    $ 2,737    $3,824    $3,700
                                                                =======    ======    ======

     The aggregate amount of nonperforming loans was approximately $2,312,000 and $1,765,000 at December 31, 2001 and 2000, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $322,000, $297,000, and $187,000 of interest income would have been recorded for the years ended December 31, 2001, 2000, and 1999, respectively. Interest income on nonperforming loans of $155,000, $101,000, and $98,000 was recognized for cash payments received in 2001, 2000, and 1999, respectively.

     Information regarding impaired loans as of December 31 follows:

                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
AS OF DECEMBER 31:
Impaired loans for which an allowance has been provided.....    $1,207    $1,088    $1,506
Impaired loans for which no allowance has been provided.....       880       379        --
Impairment reserve (included in allowance for loan
  losses)...................................................       538       140       368
FOR THE YEARS ENDED DECEMBER 31:
Average investment in impaired loans........................     2,305     1,690     1,157
Interest income that would have been recognized on an
  accrual basis.............................................       551       308       170
Cash-basis interest income recognized.......................       225        91        78

     The Bank in the ordinary course of banking business grants loans to the Corporation's executive officers and directors, including their immediate families and affiliated companies in which they are principal owners. Substantially all loans to officers, directors, and stockholders owning 5% or more of the Corporation were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     Activity in such loans during 2001 is summarized below (in thousands):

Loans outstanding, December 31, 2000........................  $ 2,195
New loans...................................................    8,337
Repayments..................................................   (6,700)
                                                              -------
Loans outstanding, December 31, 2001........................  $ 3,832
                                                              =======

NOTE 4 LOAN SERVICING

     Mortgage loans of $109,406,000 and $74,087,000 as of December 31, 2001 and 2000, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                                                 2001     2000    1999
                                                                 ----     ----    ----
                                                                    (IN THOUSANDS)
Balance, January 1..........................................    $  624    $491    $386
Capitalized amounts.........................................       539     207     179
Amortization................................................       (69)    (74)    (74)
                                                                ------    ----    ----
Balance, December 31........................................    $1,094    $624    $491
                                                                ======    ====    ====

     No impairment of mortgage servicing rights existed at December 31, 2001 or 2000; therefore, no valuation allowance was recorded.

     The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 2001 and 2000.

NOTE 5 PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:

                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Land........................................................    $ 1,423    $ 1,323
Buildings and improvements..................................      7,907      7,439
Furniture and equipment.....................................      4,778      4,562
                                                                -------    -------
Cost........................................................     14,108     13,324
Less -- Accumulated depreciation and amortization...........      4,677      3,833
                                                                -------    -------
Net depreciated value.......................................    $ 9,431    $ 9,491
                                                                =======    =======

NOTE 6 INVESTMENT IN CORPORATE JOINT VENTURE

     The Bank owns 49.8% of the stock of a corporate joint venture ("venture") whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $3,584,000 and liabilities of $891,000. The Bank guarantees a $461,000 loan used for the construction of the venture's new facility. The Bank's earnings from its investment in the venture were approximately $282,000, $247,000, and $142,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Data processing service fees paid by the Bank to the venture were approximately $824,000, $812,000, and $534,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     The Bank has a long-term cancelable contract with the venture that extends through May 2002. At that time, the contract is automatically renewed for a period of one year. The Bank has the option to terminate the contract at any time, but would incur a termination penalty of three times the average monthly fees over the prior three months. A termination penalty is not incurred if the Bank provides 180 days' notice and continues processing up to the end of that period.

NOTE 7 DEPOSITS

     The distribution of deposits at December 31 is as follows:

                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Non-interest-bearing demand deposits........................    $ 60,033    $ 62,774
Interest-bearing demand deposits............................      51,010      42,470
Savings deposits............................................     106,149     103,015
Time deposits...............................................     176,900     186,342
                                                                --------    --------
Total deposits..............................................    $394,092    $394,601
                                                                ========    ========

     Time deposits of $100,000 or more were approximately $39,205,000 and $35,042,000 at December 31, 2001 and 2000, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,978,000, $1,614,000, and $1,082,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

2002........................................................  $150,813
2003........................................................    21,449
2004........................................................     2,326
2005........................................................       828
Thereafter..................................................     1,484
                                                              --------
Total.......................................................  $176,900
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

     Information concerning securities sold under agreements to repurchase consist of the following:

                                                                 2001         2000         1999
                                                                 ----         ----         ----
                                                                     (DOLLARS IN THOUSANDS)
Outstanding balance at the end of the year..................    $33,108      $29,952      $22,352
Weighted average interest rate at the end of the year.......      3.35%        6.03%        4.89%
Average balance during the year.............................    $30,793      $23,009      $22,902
Average interest rate during the year.......................      4.89%        5.70%        4.79%
Maximum month-end balance during the year...................    $33,108      $29,952      $24,988

NOTE 9 BORROWED FUNDS

     Borrowed funds are summarized as follows at December 31:

                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
FHLB adjustable-rate advance, maturing March 2001, 6.47% at
  December 31, 2000.........................................    $    --    $ 5,000
FHLB adjustable-rate advance, maturing May 2001, 6.77% at
  December 31, 2000.........................................         --     11,000
FHLB adjustable-rate advance, maturing October 2002, 5.75%
  and 6.41% at December 31, 2001 and 2000, respectively.....      5,000      5,000
FHLB advance, 4.40% due February 2002.......................     10,000         --
FHLB advance, 4.98% due February 2002.......................      5,000         --
FHLB advance, 4.65% due March 2002..........................     10,000         --
FHLB advance, 4.55% due January 2011........................      5,000         --
FHLB advance, 4.33% due November 2011.......................     10,000         --
Promissory notes to former stockholders of the Insurance
  Center, at 9%, maturing July 1, 2008......................        459         --
Promissory notes to former stockholders of the Insurance
  Center, at prime plus 1% adjusted annually, maturing
  January 1, 2003...........................................      1,467         --
                                                                -------    -------
  Subtotals.................................................     46,926     21,000
Treasury, tax, and loan account.............................        253      2,000
                                                                -------    -------
Total borrowed funds........................................    $47,179    $23,000
                                                                =======    =======

     The Corporation is a Treasury, Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB), and as such it accepts TT&L deposits. The Corporation is allowed to borrow these funds until they are called. The average rate paid on the treasury, tax, and loan account was 3.70% in 2001, 6.15% in 2000, and 5.60% in 1999. U.S. Agency Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

     FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the Federal Home Loan Bank. The FHLB advances are also collateralized by $2,312,800 and $2,160,000 of FHLB stock owned by the Corporation and included in other securities at December 31, 2001 and 2000, respectively. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

     Scheduled maturities of borrowed funds outstanding at December 31, 2001, are as follows (in thousands):

2002........................................................    $30,788
2003........................................................        793
2004........................................................         64
2005........................................................         70
2006........................................................         78
Thereafter..................................................     15,133
                                                                -------
Total.......................................................    $46,926
                                                                =======

NOTE 10 INCOME TAXES

     The provision for income taxes consists of the following:

                                                                2001     2000     1999
                                                                ----     ----     ----
                                                                    (IN THOUSANDS)
Current tax expense:
  Federal...................................................    $794    $1,078    $945
  State.....................................................      11        --      --
                                                                ----    ------    ----
  Total current.............................................     805     1,078     945
                                                                ----    ------    ----
Deferred tax expense (credit):
  Federal...................................................     217       (82)    124
  State.....................................................     (99)      (95)    (73)
                                                                ----    ------    ----
  Total deferred............................................     118      (177)     51
                                                                ----    ------    ----
Total provision for income taxes............................    $923    $  901    $996
                                                                ====    ======    ====

     A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Tax expense at federal statutory rate.......................    $ 2,152    $ 2,109    $2,087
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.......................................     (1,088)    (1,008)     (824)
  State income taxes -- Net of federal tax benefit..........        (58)       (63)      (41)
  Cash surrender value of life insurance....................        (83)       (78)      (66)
  Income of joint venture...................................        (96)       (84)      (48)
  Nondeductible intangible amortization.....................        121        103        --
  Other.....................................................        (25)       (78)     (112)
                                                                -------    -------    ------
Provision for income taxes..................................    $   923    $   901    $  996
                                                                =======    =======    ======

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................    $   660    $   550
  Allowance for loan losses.................................        867      1,270
  Intangibles...............................................        149        110
  Accrued vacation..........................................         97         96
  State net operating loss carryforward.....................        345        167
  Alternative minimum tax credits...........................        440        125
  Other.....................................................         74         81
                                                                -------    -------
  Total deferred tax assets.................................      2,632      2,399
                                                                -------    -------
Deferred tax liabilities:
  Investment acquisition and discount accretion.............       (123)      (111)
  Mortgage servicing rights.................................       (453)      (245)
  Depreciation..............................................       (538)      (462)
  Unrealized gain on securities available for sale..........       (560)      (201)
  Other.....................................................       (122)       (67)
                                                                -------    -------
  Total deferred tax liabilities............................     (1,796)    (1,086)
                                                                -------    -------
Net deferred tax asset......................................    $   836    $ 1,313
                                                                =======    =======

     The Bank has state net operating loss carryforwards of approximately $6,614,000. The Bank's net operating losses begin to expire in 2014. The Corporation's alternative minimum tax credit carryovers have no expiration date.

NOTE 11 BENEFIT PLANS

     The Corporation has a defined contribution profit sharing 401(k) plan which is available to all employees after completion of six months of service. Employees may elect to contribute up to 10% of their compensation. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions in 2001, 2000, and 1999. The Corporation made additional discretionary contributions to the plan of $61,000, $65,000, and $94,000 in 2001, 2000, and 1999, respectively. All discretionary contributions are at the discretion of the Board of Directors. Total expense associated with the plan was approximately $188,000, $189,000, and $177,000 in 2001, 2000, and 1999,
respectively.

     The Corporation also has a defined contribution money purchase pension plan which is available to all employees after completion of six months of service provided that they are employed on the last day of the fiscal year. The Corporation contributed 4% of the qualified employee compensation for 2001, 2000, and 1999. Expense associated with the plan was approximately $223,000, $175,000, and $141,000 in 2001, 2000, and 1999, respectively.

     The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future vest over each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of termination of employment with the Corporation. The agreement requires an annual payment of $80,600 over 15 years. Related expense for this agreement was approximately $108,000, $107,000, and $214,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Included in other liabilities is the vested present value of future payments of approximately $429,000 and $321,000 at December 31, 2001 and 2000, respectively.

     The Corporation has a nonqualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or resignation from the Board of the Corporation. Included in other liabilities is the estimated present value of future payments of approximately $1,254,000 and $1,081,000 at December 31, 2001 and 2000, respectively. Expense associated with this plan was approximately $188,000, $171,000, and $165,000 in 2001, 2000, and
1999, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Corporation meets all capital adequacy requirements to which it is subject.

     As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Corporation's and Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                           FOR CAPITAL         PROMPT CORRECTIVE
                                        ACTUAL          ADEQUACY PURPOSES      ACTION PROVISIONS
                                   ----------------    -------------------    --------------------
                                   AMOUNT     RATIO     AMOUNT      RATIO      AMOUNT       RATIO
                                   ------     -----     ------      -----      ------       -----
                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001:
Total capital (to risk-weighted
  assets):
  Consolidated.................    $38,238    11.6%    >=$26,470    >=8.0%          N/A
  First National Bank in
     Manitowoc.................    $37,145    11.3%    >=$26,383    >=4.0%    >=$32,979    >=10.0%
Tier I capital (to
  risk-weighted assets):
  Consolidated.................    $35,501    10.7%    >=$13,235    >=4.0%          N/A
  First National Bank in
     Manitowoc.................    $34,408    10.4%    >=$13,192    >=4.0%    >=$19,787     >=6.0%
Tier I capital (to average
  assets):
  Consolidated.................    $35,501     7.0%    >=$20,228    >=4.0%          N/A
  First National Bank in
     Manitowoc.................    $34,408     6.8%    >=$20,184    >=4.0%    >=$25,230     >=5.0%
DECEMBER 31, 2000:
Total capital (to risk-weighted
  assets):
  Consolidated.................    $36,935    11.2%    >=$26,402    >=8.0%          N/A
  First National Bank in
     Manitowoc.................    $35,709    10.7%    >=$26,695    >=8.0%    >=$33,368    >=10.0%
Tier I capital (to
  risk-weighted assets):.......                                                     N/A
  Consolidated.................    $33,111    10.0%    >=$13,201    >=4.0%
  First National Bank in
     Manitowoc.................    $31,885     9.6%    >=$13,347    >=4.0%    >=$20,021     >=6.0%
Tier I capital (to average
  assets):
  Consolidated.................    $33,111     7.0%    >=$18,891    >=4.0%          N/A
  First National Bank in
     Manitowoc.................    $31,885     6.8%    >=$18,846    >=4.0%    >=$23,558     >=5.0%

     At December 31, 2001, the Bank could have paid approximately $14,298,000 of additional dividends to the Corporation without prior regulatory approval. The payment of dividends is restricted by certain statutory and regulatory limitations and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is shown in the consolidated statements of stockholders' equity. The Corporation's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income
(loss):

                                                                 2001      2000       1999
                                                                 ----      ----       ----
                                                                       (IN THOUSANDS)
Accumulated other comprehensive income (loss) at
  beginning.................................................    $  378    $(2,247)   $ 1,175
Activity:
  Unrealized gain (loss) on securities available for sale...     1,023      4,031     (5,233)
  Tax impact................................................      (359)    (1,406)     1,811
                                                                ------    -------    -------
Other comprehensive income (loss)...........................       664      2,625     (3,422)
                                                                ------    -------    -------
Accumulated other comprehensive income (loss) at end........    $1,042    $   378    $(2,247)
                                                                ======    =======    =======

NOTE 14 SEGMENT INFORMATION

     First Manitowoc Bancorp, Inc., through a branch network of its subsidiary, First National Bank in Manitowoc, provides a full range of consumer and commercial financial institution services to individuals and businesses in Northeastern Wisconsin. These services include demand, time, and savings deposits; ATM processing; insurance services; and trust services.

     While the Corporation's chief decision-makers monitor the revenue streams of various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's financial institution operations are considered by management to be aggregated in one reportable operating segment.

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

     Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                                                 NOTIONAL AMOUNT
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Commitments to extend credit................................    $59,314    $49,592
Credit card arrangements....................................      5,959      6,878
Standby letters of credit...................................      4,330      2,273

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

     The Corporation has no investments in nor is a party to transactions involving derivative instruments, except mortgage-related securities which represent minimal risk to the Corporation.

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

     Borrowed Funds -- Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

     Off-Balance-Sheet Instruments -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

     The carrying amount and estimated fair value of financial instruments at December 31 were as follows:

                                                                 2001                      2000
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                        --------    ----------    --------    ----------
                                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........................    $ 39,896     $ 39,896     $ 26,374     $ 26,374
  Securities........................................     129,387      129,387      116,852      116,852
  Loans held for sale...............................         211          211            0            0
  Loans -- Net......................................     324,703      330,234      322,747      325,922
                                                        --------     --------     --------     --------
Total financial assets..............................    $494,197     $499,728     $465,973     $469,148
                                                        ========     ========     ========     ========
Financial liabilities:
  Deposits..........................................    $394,092     $397,346     $394,601     $396,353
  Securities sold under repurchase agreements.......      33,108       33,198       29,952       29,969
  Borrowed funds....................................      47,179       47,325       23,000       23,079
                                                        --------     --------     --------     --------
Total financial liabilities.........................    $474,379     $477,869     $447,553     $449,401
                                                        ========     ========     ========     ========

     Limitations -- Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the consolidated balance sheets. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 17 CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
                                      ASSETS

Cash........................................................    $     5    $     2
Repurchase agreements with Bank.............................          6        102
Investment in Bank..........................................     45,396     40,235
Premises and equipment......................................      1,089      1,131
                                                                -------    -------
TOTAL ASSETS................................................    $46,496    $41,470
                                                                =======    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Other liabilities.........................................    $     7    $     9
                                                                -------    -------
  Total liabilities.........................................          7          9
                                                                -------    -------
Stockholders' equity:
  Common stock..............................................      3,792      3,792
  Retained earnings.........................................     42,355     37,991
  Accumulated other comprehensive income....................      1,042        378
  Treasury stock, at cost...................................       (700)      (700)
                                                                -------    -------
  Total stockholders' equity................................     46,489     41,461
                                                                -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $46,496    $41,470
                                                                =======    =======

                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Dividends received from Bank................................    $  900    $  720    $  720
Rental income received from Bank............................       146       129        99
Interest and other income...................................         5        15        20
Equity in earnings of subsidiaries..........................     4,497     4,571     4,200
                                                                ------    ------    ------
          Total income......................................     5,548     5,435     5,039
                                                                ------    ------    ------
Other operating expenses....................................       137       128       105
                                                                ------    ------    ------
Income before provision for income taxes....................     5,411     5,307     4,934
Provision for income taxes..................................         6         6         6
                                                                ------    ------    ------
Net income..................................................    $5,405    $5,301    $4,928
                                                                ======    ======    ======

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $ 5,405    $ 5,301    $ 4,928
                                                                -------    -------    -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................         42         41         41
     Equity in earnings of subsidiary.......................     (4,497)    (4,571)    (4,200)
     Change in other operating liabilities..................         (2)         6          1
                                                                -------    -------    -------
          Total adjustments.................................     (4,457)    (4,524)    (4,158)
                                                                -------    -------    -------
Net cash provided by operating activities...................        948        777        770
                                                                -------    -------    -------
Cash flows from investing activities:
  Net purchases of premises and equipment...................         --         --        (48)
  Decrease in repurchase agreements.........................         96        184        180
                                                                -------    -------    -------
  Net cash provided by investing activities.................         96        184        132
                                                                -------    -------    -------
Cash flows from financing activities:
  Cash dividends paid.......................................     (1,041)      (971)      (885)
  Other.....................................................         --         --         (7)
                                                                -------    -------    -------
Net cash used in financing activities.......................     (1,041)      (971)      (892)
                                                                -------    -------    -------
Net increase (decrease) in cash.............................          3        (10)        10
Cash at beginning...........................................          2         12          2
                                                                -------    -------    -------
Cash at end.................................................    $     5    $     2    $    12
                                                                =======    =======    =======

                                     ITEM 9
                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in the Corporation's independent public accountants occurred during 2000 as has been previously reported on Form 8-K dated August 22, 2000.

                                    PART III
                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation, under the caption "Election of Directors," and the information concerning executive officers of the registrant, under the caption "Executive Officers Who Are Not Directors," is incorporated herein by reference.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

     The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Compensation of Executive Officers and Directors," is incorporated herein by reference.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the Corporation's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, which contains information concerning this item, under the caption "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management," is incorporated herein by reference.

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

     Independent Auditors' Reports

     Consolidated Balance Sheets -- December 31, 2001 and 2000

     Consolidated Statements of Income -- For the Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Stockholders' Equity -- For the Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2001, 2000, and 1999

     Notes to Consolidated Financial Statements

(a)(3) Exhibits

                                                          SEQUENTIAL PAGE NUMBER OR INCORPORATE BY
                         EXHIBIT NUMBER                                 REFERENCE TO
                         --------------                   ----------------------------------------
(3)(1)   Articles of Incorporation                        Filed as Exhibit (3)(1) to Report on
                                                          Form 10 filed May 5, 1999.
(3)(2)   Bylaws                                           Filed as Exhibit (3)(2) to Report on
                                                          Form 10 filed May 5, 1999.
(11)     Statement Re Computation of Per Share Earnings   See Note 1 in Part II Item 8
(21)     Subsidiaries of the Corporation                  Filed herewith
(23)     Consent of Independent Auditors                  Filed herewith
(23)(a)  Consent of Independent Auditors                  Filed herewith

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST MANITOWOC BANCORP, INC.

Date: March 15, 2002                      By:      /s/ THOMAS J. BARE
                                            ------------------------------------
                                                       Thomas J. Bare
                                                  President and Treasurer

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
Date: March 15, 2002                                   Date: March 15, 2002

/s/ JOHN J. ZIMMER                                     /s/ JOHN M. JAGEMANN
-----------------------------------------------------  -----------------------------------------------------
John J. Zimmer, Vice President                         John M. Jagemann, Director
Date: March 15, 2002                                   Date: March 15, 2002

/s/ JOHN C. MILLER                                     /s/ JOHN E. NORDSTROM
-----------------------------------------------------  -----------------------------------------------------
John C. Miller, Director                               John E. Nordstrom, Director
Date: March 15, 2002                                   Date: March 15, 2002

/s/ CRAIG A. PAULY                                     /s/ KATHERINE M. REYNOLDS
-----------------------------------------------------  -----------------------------------------------------
Craig A. Pauly, Director                               Katherine M. Reynolds, Director
Date: March 15, 2002                                   Date: March 15, 2002

/s/ JOHN M. WEBSTER
-----------------------------------------------------
John M. Webster, Director
Date: March 15, 2002