Form 10-Q
period 2002-03-31
FIRST MANITOWOC BANCORP INC
filed 2002-05-10
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         --------------    ---------------------

Commission file number 0-25983
                       ---------------------------------------------------------


                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                             39-1435359
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (IRS employer identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                                            54220
-----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip code)

                                                   (920) 684-6611
-----------------------------------------------------------------------------------------------------------
                               Registrant's telephone number, including area code)

-----------------------------------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No
                                    --     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2002, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements (Unaudited):

                    Consolidated Statements of Financial Condition -
                    March 31, 2002 and December 31, 2001                            1

                    Consolidated Statements of Income -
                    Three Months Ended March 31, 2002 and 2001                      2

                    Consolidated Statements of Changes in
                    Stockholders' Equity
                    Three Months Ended March 31, 2002 and 2001                      3

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2002 and 2001                      4

                    Notes to Consolidated Financial Statements                      6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                   8

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                               16

           Item 2.  Changes in Securities and Use of Proceeds                       16

           Item 3.  Defaults Upon Senior Securities                                 16

           Item 4.  Submission of Matters to a Vote of Security Holders             16

           Item 5.  Other Information                                               16

           Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                                          17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                  March 31,      December 31,
                                                                    2002            2001
                                                                    ----            ----
                                                              ---------------------------------
                                                              (In Thousands, Except Share Data)
ASSETS

         Cash and due from banks                                   $  13,846      $  27,112
         Federal funds sold                                           27,196         12,784
                                                                   ---------      ---------
              Cash and cash equivalents                               41,042         39,896
         Securities available for sale, at fair value                132,089        129,387
         Loans held for sale                                               0            211
         Loans                                                       327,313        327,440
         Less:  Allowance for loan losses                             (2,827)        (2,737)
                                                                   ---------      ---------
              Loans, net                                             324,486        324,914
         Premises and equipment, net                                   9,246          9,431
         Intangible assets, net of accumulated amortization of
              $2,027,000 in 2002 and $1,959,000 in 2001                9,761          9,829
         Other assets                                                 13,773         13,847
                                                                   ---------      ---------
              Total assets                                         $ 530,397      $ 527,304
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                              $  53,211      $  60,033
         Interest-bearing deposits                                   328,155        334,059
                                                                   ---------      ---------
              Total deposits                                         381,366        394,092
         Securities sold under repurchase agreements                  51,236         33,108
         Other liabilities                                             6,407          6,436
         Borrowed funds                                               43,180         47,179
                                                                   ---------      ---------
              Total liabilities                                      482,189        480,815

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                10,000,000 shares; issued 3,791,814 shares             3,792          3,792
              Retained earnings                                       43,929         42,355
              Accumulated other comprehensive income                   1,187          1,042
         Treasury stock at cost--323,180 shares                         (700)          (700)
                                                                   ---------      ---------
              Total stockholders' equity                              48,208         46,489
                                                                   ---------      ---------
              Total liabilities and stockholders' equity           $ 530,397      $ 527,304
                                                                   =========      =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         --------
                                                                    2002           2001
                                                                    ----           ----
                                                            (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                         $6,142         $7,308
     Federal funds sold                                                72             88
     Securities:
       Taxable                                                      1,055          1,044
       Tax exempt                                                     747            724
                                                                   ------         ------
       Total interest income                                        8,016          9,164

INTEREST EXPENSE
     Deposits                                                       2,371          4,222
     Securities sold under repurchase agreements                      267            415
     Borrowed funds                                                   493            481
                                                                   ------         ------
       Total interest expense                                       3,131          5,118
                                                                   ------         ------

NET INTEREST INCOME                                                 4,885          4,046
     Provision for loan losses                                        225            150
                                                                   ------         ------
       Net interest income after provision for loan losses          4,660          3,896

OTHER INCOME
     Trust service fees                                               131            132
     Service charges on deposit accounts                              244            285
     Loan servicing income                                            200            118
     Gain on sales of mortgage loans held for sale                    147             31
     Insurance commission income                                      350            333
     Other                                                            170            227
                                                                   ------         ------
       Total other income                                           1,242          1,126

OTHER EXPENSE
     Salaries, commissions and related benefits                     1,970          1,866
     Occupancy                                                        484            504
     Data processing                                                  242            218
     Postage, stationery and supplies                                 118            113
     Amortization of other intangibles                                 68            208
     Other                                                            631            537
                                                                   ------         ------
       Total other expense                                          3,513          3,446
                                                                   ------         ------

Income before provision for income tax                              2,389          1,576
Provision for income tax                                              520            225
                                                                   ------         ------

NET INCOME                                                         $1,869         $1,351
                                                                   ======         ======

Earnings per share:  basic and diluted                             $ 0.54         $ 0.39

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                       Three Months Ended March 31, 2001
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $3,792          $37,991            ($700)             $378          $ 41,461
Net income                                    0            1,351                 0                0             1,351
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            2,044             2,044
     Income tax effect                        0                0                 0            (711)             (711)
                                                                                                             --------
Comprehensive income                                                                                          $ 2,684

Cash dividends ($ .07 per share)              0            (243)                 0                0             (243)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                $3,792          $39,099            ($700)           $1,711           $43,902
                                          =====           ======            ======           ======            ======


                       Three Months Ended March 31, 2002
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $3,792          $42,355            ($700)           $1,042           $46,489

Net income                                    0            1,869                 0                0             1,869
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0              209               209
     Income tax effect                        0                0                 0             (64)             (64)
                                                                                                             --------
Comprehensive income                                                                                           $2,014

Cash dividends ($ .085 per share)             0            (295)                 0                0             (295)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                $3,792          $43,929            ($700)           $1,187           $48,208
                                          =====           ======            ======            =====            ======

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2002              2001
                                                                                             ----------------------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  1,869         $   1,351
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            225               150
         Depreciation of premises and equipment                                               231               237
         Amortization of intangible assets                                                     68               208
         Amortization (accretion) of securities, net                                            3              (11)
         Stock dividends on FHLB stock                                                       (34)              (43)
         Proceeds from sale of mortgage loans                                              24,773             9,895
         Originations of mortgage loans held for sale                                    (24,415)          (10,925)
         Gain on sales of mortgage loans held for sale                                      (147)                31
         Gain on sale of fixed assets                                                           0              (19)
         Undistributed income of joint venture                                               (83)              (70)
         (Increase) decrease in other assets                                                   93           (3,131)
         Increase (decrease) in other liabilities                                            (29)               393
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         2,554           (1,934)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                              8,196             3,367
     Purchases of securities available for sale                                          (10,859)          (13,066)
     Net decrease (increase) in loans                                                         193           (2,042)
     Purchases of premises and equipment                                                     (46)              (58)
     Proceeds from sales of premises and equipment                                              0                60
     Acquisition, net of cash acquired                                                          0              (67)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (2,516)           (1,806)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                 (12,726)           (9,609)
     Net increase in securities sold under repurchase agreements                           18,128               509
     Proceeds from advances on borrowed funds                                              21,747            20,000
     Repayment of borrowed funds                                                         (25,746)           (6,280)
     Dividends paid                                                                         (295)             (243)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   1,108             4,377
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   1,146               637
Cash and cash equivalents at beginning of period                                           39,896            26,374
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 41,042         $  27,011
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                        $  3,366         $   5,317
         Income taxes                                                                           7                35
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash activities:
     Investments reclassified as loans                                                   $    201         $       0
     Loans transferred to foreclosed properties                                                 0                 0
-------------------------------------------------------------------------------------------------------------------

Acquisition:
     Cash paid for purchase of stock                                                          ---          $  (733)
     Cash acquired                                                                            ---               666
-------------------------------------------------------------------------------------------------------------------
     Net cash paid for acquisition                                                            ---              (67)

     Fair value of assets acquired                                                            ---               563
     Acquisition intangibles                                                                  ---             2,582
     Liabilities assumed                                                                      ---             1,611
     Notes payable to former shareholders                                                     ---             1,467

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s ("Corporation") financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2001 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2002 presentation.

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

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                             Investment Securities
                                 (In Thousands)

                                                                                         March 31, 2002
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                              $ 12,225                       $ 12,316
Obligations of states and political subdivisions                              62,958                         64,269
Mortgage-backed securities                                                    51,380                         51,756
Corporate notes                                                                  999                          1,032
Other securities                                                               2,716                          2,716
                                                                            --------                       --------
Total                                                                       $130,278                       $132,089
                                                                            ========                       ========

                                                                                    December 31, 2001
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                              $  6,067                       $  6,337
Obligations of states and political subdivisions                              62,657                         63,434
Mortgage-backed securities                                                    55,153                         55,667
Corporate notes                                                                  999                          1,040
Other securities                                                               2,909                          2,909
                                                                            --------                       --------
Total                                                                       $127,785                       $129,387
                                                                            ========                       ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                           Summary of Loan Portfolio
                             (Dollars In Thousands)


                                                             March 31, 2002                December 31, 2001
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
------------------------------------------------------------------------------------------------------------
Commercial and Agricultural                      $  87,526           26.74%      $  86,565            26.44%
Commercial Real Estate                              90,350           27.60%         85,036            25.97%
Residential Real Estate                            125,285           38.28%        131,362            40.12%
Consumer                                            22,818            6.97%         23,213             7.09%
Other                                                1,334            0.41%          1,264             0.38%
                                                 ---------          -------      ---------           -------
Total                                            $ 327,313          100.00%      $ 327,440           100.00%
                                                 =========          =======      =========           =======

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                                    For the Three     For the Three
                                                                                     Months Ended      Months Ended
                                                                                        March 31,         March 31,
                                                                                             2002              2001
                                                                                             ----              ----
                                                                                                (In Thousands)
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $2,737            $3,824

Provision charged to expense                                                                  225               150
Charge-offs                                                                                 (177)              (97)
Recoveries                                                                                     42                11
                                                                                           ------            ------
Balance at end of period                                                                   $2,827            $3,888
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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)
--------------------------------------------------------------------------------
                                         Three Months      Three Months
                                                Ended             Ended
                                            March 31,         March 31,
                                                 2002              2001
--------------------------------------------------------------------------------
Net Income                                    $ 1,869           $ 1,351

EPS-Basic & Diluted                           $   .54           $   .39

Return on Average Assets                        1.46%             1.12%

Return on Average Equity                       15.84%            13.30%
--------------------------------------------------------------------------------

Weighted average shares outstanding were 3,468,634 for the three months ended March 31, 2002 and 2001.

Net income for the three months ended March 31, 2002 was $1,869,000 compared to $1,351,000 for the three months ended March 31, 2001, an increase of $518,000, or 38.3%. Interest income decreased $1,148,000 primarily as a result of a decrease in interest yields. Interest expense decreased $1,987,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $116,000 mainly as a result of an increase in loan servicing income and an increase in gain on sale of mortgage loans held for sale. Other expense increased $67,000. This is a result of increased salaries, commissions and related benefits primarily due to annual merit increases in wages for employees. Other increases in expense include data processing, software, and marketing. Earnings per share for the three months ended March 31, 2002 was $0.54 compared to $0.39 for the three months ended March 31, 2001.

Return on average assets (ROA) on an annualized basis for the first quarter of 2002 was 1.46% compared to 1.12% for the first quarter in 2001. Return on average equity (ROE) on an annualized basis for the first quarter of 2002 was 15.84% compared to 13.30% for the first quarter of 2001.

                        AVERAGE BALANCES, YIELD AND RATES

                                                       For the three months                             For the three months
                                                       ended March 31, 2002                             ended March 31, 2001
                                              Average         Income/     Yield/                   Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense       Rate
                                              -------         -------       ----                   -------        -------       ----
ASSETS                                                 (In Thousands)                                      (In Thousands)
Interest earning assets:
Federal funds sold                           $ 15,862          $   72      1.84%                  $  3,725         $   64      6.97%
Investment securities                         133,241           2,190      6.67%                   120,301          2,169      7.31%
Loans                                         327,816           6,107      7.56%                   329,436          7,411      9.12%
                                             --------          ------      -----                  --------          -----      -----

Total interest earning assets                 476,919          $8,369      7.12%                   453,462         $9,644      8.62%
Other assets                                   40,940                                               36,961
                                             --------                                             --------

TOTAL ASSETS                                 $517,859                                             $490,423
                                             ========                                             ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $327,825          $2,371      2.93%                  $331,940         $4,222      5.16%
Repurchase agreements                          37,554             267      2.88%                    27,728            415      6.07%
Federal funds purchased                            24               0      0.00%                     2,330             30      5.28%
Borrowings                                     45,442             493      4.40%                    28,923            451      6.32%
                                             --------          ------      -----                  --------         ------      -----

Total interest-bearing liabilities           $410,845          $3,131      3.09%                  $390,921         $5,118      5.31%
Demand deposits                                52,995                                             $ 51,445
Other liabilities                               6,155                                                6,882
                                             --------                                             --------
Total liabilities                             469,995                                             $449,248

Stockholders' equity                           47,864                                               41,175
                                             --------                                             --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $517,859                                             $490,423
                                             ========                                             ========

Net interest income and
interest rate spread                                           $5,238      4.03%                                   $4,526      3.31%
Net interest income as
a percent of earning assets (annualized)                                   4.45%                                               4.05%
                                                                           =====                                               =====

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2002 has been characterized by fairly stable interest rates. Because deposits and loans and other investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax equivalent basis, increased in 2002.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001:

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2002 increased by $839,000 or 20.7% compared to the three months ended March 31, 2001. Interest income decreased $1,148,000 primarily as a result of a decrease in yields. Total average loans decreased from $329,436,000 for the first quarter of 2001 to $327,816,000 for the first quarter of 2002 while interest yield on loans decreased from 9.12% for the first quarter of 2001 to 7.56% for the first quarter of 2002. Average investment securities increased from $120,301,000 for the first quarter of 2001 to $133,241,000 for the first quarter of 2002. Interest expense decreased $1,987,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits decreased from $331,940,000 for the first quarter of 2001 to $327,825,000 for the first quarter of 2002 while interest rates paid on interest-bearing deposits decreased from 5.16% for the first quarter of 2001 to 2.93% for the first quarter of 2002. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 4.03% for the three months ended March 31, 2002, an increase of 72 basis points from the interest rate spread of 3.31% for the three months ended March 31, 2001.

Net interest margin for the three months ended March 31, 2002 was 4.45% compared with 4.05% for the three months ended March 31, 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2002, the Bank charged $225,000 to expense for the provision for loan loss compared to $150,000 for the three months ended March 31, 2001.

                           Allowance for Loan Losses
                                 (In Thousands)

-------------------------------------------------------------------------------------------
                                                  Three Months      Three Months
                                                         Ended             Ended
                                                     March 31,         March 31,
                                                          2002              2001
-------------------------------------------------------------------------------------------
Balance at beginning of period                          $2,737            $3,824
     Charge-offs                                         (177)              (97)
     Recoveries                                             42                11
                                                       -------           -------
Net (charge-offs) recoveries                             (135)              (86)
Provision for loan losses                                  225               150
                                                        ------            ------

Balance at end of period                                $2,827            $3,888
                                                         =====             =====

Ratio of net charge-offs during period to
average loans outstanding during period                   .04%              .03%

Ratio of allowance for loan losses
to total loans                                            .86%             1.18%
-------------------------------------------------------------------------------------------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of higher charge-offs in December, 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of March 31, 2002 based on its most recent evaluation of these factors.

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

                    Allocation of Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                               March 31,               December 31,
                                                                                    2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                            $1,803                     $  843

Loan Type Allocation:
Commercial & Agricultural                                                            912                      1,476
Commercial Real Estate                                                                58                        103
Residential Real Estate                                                               18                         19
Consumer                                                                               8                         12
                                                                                  ------                     ------
                                                                                     996                      1,610

Unallocated                                                                           28                        284
                                                                                  ------                     ------
Total Reserve                                                                     $2,827                     $2,737
                                                                                  ======                     ======

Ratio of allowance for loan losses to total loans                                   .86%                       .84%

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

Total nonperforming loans at March 31, 2002 were $3,436,000, an increase of $595,000 from December 31, 2001. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                              Nonperforming Loans
                                 (In Thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                               March 31,               December 31,
                                                                                    2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                  $2,395                     $2,312
Accruing loans past due 90 days or more                                              749                        529
                                                                                  ------                     ------
Total nonperforming loans                                                         $3,144                     $2,841
Nonperforming loans as a percent of loans                                           .96%                       .87%
Ratio of the allowance for loan losses to nonperforming loans                        90%                        96%
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)


-------------------------------------------------------------------------------------------
                                                  Three Months      Three Months
                                                         Ended             Ended
                                                     March 31,         March 31,
                                                          2002              2001
-------------------------------------------------------------------------------------------
Trust Service Fees                                      $  131            $  132
Service Charges on Deposit Accounts                        244               285
Loan Servicing Income                                      200               118
Gain on Sales of Mortgage Loans Held for Sale              147                31
Insurance commission income                                350               333
Other                                                      170               227
                                                        ------            ------
Total Other Income                                      $1,242            $1,126
-------------------------------------------------------------------------------------------

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001:

Other income for the first quarter of 2002 was $1,242,000 compared to $1,126,000 for the first quarter of 2001, an increase of $116,000 or 10.3%. Service charges on deposit accounts decreased $41,000. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $116,000 in gains on sales of mortgage loans in the quarter ended March 31, 2002. Loan servicing income increased $82,000 for the first quarter of 2002.

OTHER EXPENSE

                                 Other Expense
                                 (In Thousands)


-------------------------------------------------------------------------------------------
                                                  Three Months      Three Months
                                                         Ended             Ended
                                                     March 31,         March 31,
                                                          2002              2001
-------------------------------------------------------------------------------------------
Salaries, commissions and related benefits              $1,970            $1,866
Occupancy                                                  484               504
Data Processing                                            242               218
Postage, Stationery and Supplies                           118               113
Amortization of intangibles                                 68               208
Other                                                      631               537
                                                       -------           -------
Total Other Expense                                     $3,513            $3,446
-------------------------------------------------------------------------------------------

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001:

Other expense for the first quarter of 2002 was $3,513,000 compared to $3,446,000 for the first quarter of 2001, an increase of $67,000, or 1.9%. The increase is a result of increased salaries, commissions and related benefits due primarily to annual merit increases for employees. Other expenses increased primarily due to increased software amortization, other real estate expense, and increased marketing expense.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2002 was 21.8% compared to 14.3% for the three months ended March 31, 2001. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income for the period ended March 31, 2002.

BALANCE SHEET

MARCH 31, 2002 COMPARED TO DECEMBER 31, 2001

The Corporation's total assets increased from $527.3 million at December 31, 2001 to $530.4 million at March 31, 2002. Loans decreased $0.3 million, a result of the relatively weak economy. Securities increased $2.7 million due to increases in U.S. Government Agency securities. Fed Funds sold increased and cash and due from banks decreased due to conversion of interest bearing deposits to Fed Funds.

Deposits decreased $12.7 million to $381.4 million at March 31, 2002 from $394.1 million at December 31, 2001, due to decreases in non-interest bearing deposits and certificates of deposit. Securities sold under repurchase agreements increased $18.1 million and borrowed funds decreased $4.0 million at March 31, 2002.

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

CAPITAL RESOURCES AND ADEQUACY


                                    Capital
                   (Dollars In Thousands, Except Share Data)


-----------------------------------------------------------------------------------------------------------------
                                                                 March 31,               December 31,
                                                                      2002                       2001
-----------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                               $48,208                    $46,489
Total capital (to risk-weighted assets):
     Consolidated                                                    12.2%                      11.6%
     First National Bank in Manitowoc                                11.9%                      11.3%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                                    11.4%                      10.7%
     First National Bank in Manitowoc                                11.1%                      10.4%
Tier I capital (to average assets):
     Consolidated                                                     7.3%                       7.0%
     First National Bank in Manitowoc                                 7.1%                       6.8%

Dividends Per Share-This Quarter                                   $ 0.085                    $  0.09
Dividends Per Share-Year to Date                                     0.085                       0.30

Earnings Per Share-This Quarter                                    $  0.54                    $  0.34
Earnings Per Share-Year to Date                                       0.54                       1.56

Dividend Payout Ratio-This Quarter                                  15.78%                     26.47%
Dividend Payout Ratio-Year to Date                                  15.78%                     19.26%
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $1.7 million from $46.5 million at December 31, 2001 to $48.2 million at March 31, 2002. Net income for the three month period ending March 31, 2001 was $1.9 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2002 and December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2002, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 11.1% and 11.4%, respectively. As of March 31, 2002, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 11.9% and 12.2%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of March 31, 2002, the Bank's and the Corporation's leverage capital ratio was 7.1% and 7.3%, respectively.

As of March 31, 2002 and December 31, 2001, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS
Future Accounting Change. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 142 and passed step one of the goodwill impairment test on January 1, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 2001 in the Corporation's 2001 Form 10-K Annual Report.


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

         There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              FIRST MANITOWOC BANCORP, INC.
                                              (Registrant)



Date:    May 8, 2002                          /s/ Thomas J. Bare
                                              ------------------
                                              Thomas J. Bare
                                              President



Date:    May 8, 2002                          /s/ Paul H. Wojta
                                              -----------------
                                              Paul H. Wojta
                                              Senior Vice President