Form 10-Q
period 2002-06-30
FIRST MANITOWOC BANCORP INC
filed 2002-08-14
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                     -------------   --------------

Commission file number 0-25983
                       ---------------------------------------------------------


                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                      39-1435359
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS employer identification no.)
of incorporation or organization)

402 North Eighth Street, Manitowoc, Wisconsin                    54220
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

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

                                 Yes X No _____


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 2002, was 3,468,634 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements (Unaudited):

                           Consolidated Statements of Financial Condition -
                           June 30, 2002 and December 31, 2001                                               1

                           Consolidated Statements of Income -
                           Three and Six Months Ended June 30, 2002 and 2001                                 2

                           Consolidated Statements of Changes in
                           Stockholders' Equity
                           Six Months Ended June 30, 2002 and 2001                                           3

                           Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2002 and 2001                                           4

                           Notes to Consolidated Financial Statements                                        6

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                     8

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                17

                  Item 2.  Changes in Securities and Use of Proceeds                                        17

                  Item 3.  Defaults Upon Senior Securities                                                  17

                  Item 4.  Submission of Matters to a Vote of Security Holders                              17

                  Item 5.  Other Information                                                                17

                  Item 6.  Exhibits and Reports on Form 8-K                                                 18

Signatures                                                                                                  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              June 30,          December 31,
                                                                                2002               2001
                                                                                ----               ----
                                                                           (In Thousands, Except Share Data)
ASSETS

              Cash and due from banks                                        $  18,544           $  27,112
              Federal funds sold                                                20,997              12,784
                                                                             ---------           ---------
                   Cash and cash equivalents                                    39,541              39,896
              Securities available for sale, at fair value                     136,534             129,387
              Loans held for sale                                                  118                 211
              Loans                                                            336,053             327,440
              Less:  Allowance for loan losses                                  (2,737)             (2,737)
                                                                             ---------           ---------
                   Loans, net                                                  333,316             324,703
              Premises and equipment, net                                        9,164               9,431
              Intangible assets, net of accumulated amortization of
                   $2,096,000 in 2002 and $1,959,000 in 2001                     9,692               9,829
              Other assets                                                      14,528              13,847
                                                                             ---------           ---------
Total assets                                                                 $ 542,893           $ 527,304
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

              Noninterest-bearing deposits                                   $  62,557           $  60,033
              Interest-bearing deposits                                        326,158             334,059
                                                                             ---------           ---------
                   Total deposits                                              388,715             394,092
              Securities sold under repurchase agreements                       53,139              33,108
              Other liabilities                                                  6,662               6,436
              Borrowed funds                                                    43,166              47,179
                                                                             ---------           ---------
Total liabilities                                                              491,682             480,815

              Stockholders' equity
                   Common stock, $1.00 par value; authorized
                     10,000,000 shares; issued 3,791,814 shares                  3,792               3,792
                   Retained earnings                                            45,430              42,355
                   Accumulated other comprehensive income                        2,689               1,042
              Treasury stock at cost--323,180 shares                              (700)               (700)
                                                                             ---------           ---------
Total stockholders' equity                                                      51,211              46,489
                                                                             ---------           ---------
Total liabilities and stockholders' equity                                   $ 542,893           $ 527,304
                                                                             =========           =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                   June 30,
                                                                          -------                    -------
                                                                      2002         2001         2002          2001
                                                                      ----         ----         ----          ----
                                                                       (In Thousands, Except Share Data)
     INTEREST INCOME
          Loans, including fees                                      $ 6,043      $ 7,228      $12,185      $14,572
          Federal funds sold                                              76          118          148          206
          Securities:
            Taxable                                                    1,016        1,047        2,071        2,091
            Tax exempt                                                   775          733        1,522        1,457
                                                                     -------      -------      -------      -------
            Total interest income                                      7,910        9,126       15,926       18,326

     INTEREST EXPENSE
          Deposits                                                     2,219        3,926        4,590        8,148
          Securities sold under repurchase agreements                    346          399          613          814
          Borrowed funds                                                 433          477          926          958
                                                                     -------      -------      -------      -------
            Total interest expense                                     2,998        4,802        6,129        9,920
                                                                     -------      -------      -------      -------

     NET INTEREST INCOME                                               4,912        4,324        9,797        8,406
          Provision for loan losses                                      525          880          750        1,030
                                                                     -------      -------      -------      -------
            Net interest income after provision for loan losses        4,387        3,444        9,047        7,376

     OTHER INCOME
          Trust service fees                                             150          137          281          269
          Service charges on deposit accounts                            256          260          500          509
          Loan servicing income                                          137          242          337          360
          Gain on sales of mortgage loans held for sale                   68           70          215          101
          Insurance commission income                                    444          424          794          757
          Other                                                          139           31          309          258
                                                                     -------      -------      -------      -------
            Total other income                                         1,194        1,164        2,436        2,254

     OTHER EXPENSE
          Salaries, commissions and related benefits                   1,787        1,589        3,757        3,560
          Occupancy                                                      437          420          921          924
          Data processing                                                246          235          488          453
          Postage, stationery and supplies                               121          130          239          243
          Amortization of other intangibles                               69          160          137          368
          Other                                                          632          671        1,263        1,103
                                                                     -------      -------      -------      -------
            Total other expense                                        3,292        3,205        6,805        6,651
                                                                     -------      -------      -------      -------

     Income before provision for income tax                            2,289        1,403        4,678        2,979
     Provision for income tax                                            493          170        1,013          395
                                                                     -------      -------      -------      -------

     NET INCOME                                                      $ 1,796      $ 1,233      $ 3,665      $ 2,584
                                                                     =======      =======      =======      =======

     Earnings per share:  basic and diluted                          $  0.52      $  0.35      $  1.06      $  0.74


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         Six Months Ended June 30, 2001
                        (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $3,792          $37,991             ($700)          $  378           $41,461
Net income                                    0            2,584                 0                0             2,584
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            1,660             1,659
     Income tax effect                        0                0                 0             (578)             (578)
                                                                                                              -------
Comprehensive income                                                                                          $ 3,666

Cash dividends ($0.14 per share)              0             (486)                0                0              (486)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                 $3,792          $40,089             ($700)          $1,460           $44,641
                                         ======          =======            ======           ======           =======



                         Six Months Ended June 30, 2002
                       (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $3,792          $42,355             ($700)          $1,042           $46,489

Net income                                    0            3,665                 0                0             3,665
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            2,530             2,530
     Income tax effect                        0                0                 0             (883)             (883)
                                                                                                               ------
Comprehensive income                                                                                           $1,647

Cash dividends ($0.17 per share)              0             (590)                0                0             (590)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                 $3,792          $45,430             ($700)          $2,689           $51,211
                                         ======          =======            ======           ======           =======

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  3,665        $    2,584
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            750             1,030
         Depreciation of premises and equipment                                               440               464
         Amortization of intangible assets                                                    137               368
         Amortization (accretion) of securities, net                                           83               (43)
         Stock dividends on FHLB stock                                                        (63)              (72)
         Proceeds from sale of mortgage loans                                              39,002            29,595
         Originations of mortgage loans held for sale                                     (38,694)          (29,696)
         Gain on sales of mortgage loans held for sale                                       (215)              101
         Gain on sale of fixed assets                                                           0               (19)
         Undistributed income of joint venture                                               (169)             (137)
         (Increase) decrease in other assets                                               (1,395)             (631)
         Increase (decrease) in other liabilities                                             226              (449)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         3,767             3,095
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             12,631            18,431
     Purchases of securities available for sale                                           (17,469)          (20,020)
     Net (increase) in loans                                                               (9,162)          (10,833)
     Purchases of premises and equipment                                                     (173)             (208)
     Proceeds from sales of premises and equipment                                              0                60
     Acquisition, net of cash acquired                                                          0               (67)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (14,173)          (12,637)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                   (5,377)           (5,800)
     Net increase in securities sold under repurchase agreements                           20,031             3,386
     Proceeds from advances on borrowed funds                                              21,747            20,000
     Repayment of borrowed funds                                                          (25,760)           (6,038)
     Dividends paid                                                                          (590)             (486)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  10,051            11,062
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    (355)            1,520
Cash and cash equivalents at beginning of period                                           39,896            26,374
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 39,541        $   27,894
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                        $  6,826        $   10,683
         Income taxes                                                                         573               660
-------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash activities:
     Investments reclassified as loans                                                   $    201        $        0
     Loans transferred to foreclosed properties                                                 0                 0
-------------------------------------------------------------------------------------------------------------------

Acquisition:
     Cash paid for purchase of stock                                                          ---        $     (733)
     Cash acquired                                                                            ---               666
-------------------------------------------------------------------------------------------------------------------
     Net cash paid for acquisition                                                            ---               (67)

     Fair value of assets acquired                                                            ---               563
     Acquisition intangibles                                                                  ---             2,582
     Liabilities assumed                                                                      ---             1,611
     Notes payable to former shareholders                                                     ---             1,467

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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. ("Insurance Center"). All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2002 presentation.

In January 2001, the Bank acquired 100% ownership in the Insurance Center of Manitowoc, Inc. Insurance Center also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. Insurance Center is an independent agency offering commercial, personal, life, and health insurance. It is being operated as a wholly owned subsidiary of the Bank. Insurance Center had approximately $563,000 in assets at date of acquisition. The transaction was accounted for under the purchase method of accounting and goodwill of approximately $2.6 million was recorded. The Corporation's financial statements reflect the accounts and operations of Insurance Center beginning January 1, 2001. The Corporation recorded all Insurance Center assets and liabilities at fair value at date of acquisition.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                             Investment Securities
                                 (In Thousands)

                                                                                         June 30, 2002
                                                                         Amortized Cost                  Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                              $ 16,468                       $ 16,739
Obligations of states and political subdivisions                              64,035                         66,596
Mortgage-backed securities                                                    48,155                         49,420
Corporate notes                                                                  999                          1,034
Other securities                                                               2,745                          2,745
                                                                            --------                       --------
Total                                                                       $132,402                       $136,534
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
                                                                            ========                       ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                           Summary of Loan Portfolio
                             (Dollars In Thousands)

                                                              June 30, 2002                December 31, 2001
                                                                 Percent of                       Percent of
                                                    Amount      Total Loans         Amount       Total Loans
------------------------------------------------------------------------------------------------------------
Commercial and Agricultural                      $  92,673           27.57%      $  86,565            26.44%
Commercial Real Estate                              93,827           27.91%         85,036            25.97%
Residential Real Estate                            126,360           37.59%        131,362            40.12%
Consumer                                            22,175            6.60%         23,213             7.09%
Other                                                1,136            0.33%          1,264             0.38%
                                                 ---------          ------       ---------           ------
Total                                            $ 336,171          100.00%      $ 327,440           100.00%
                                                 =========          ======       =========           ======

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                                      For the Six       For the Six
                                                                                     Months Ended      Months Ended
                                                                                         June 30,          June 30,
                                                                                             2002              2001
                                                                                             ----              ----
                                                                                                (In Thousands)

-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                             $2,737            $3,824

Provision charged to expense                                                                  750             1,030
Charge-offs                                                                                  (835)             (161)
Recoveries                                                                                     85                21
                                                                                           ------            ------
Balance at end of period                                                                   $2,737            $4,714
                                                                                           ======            ======


NOTE 6:  Business Segments

The Corporation through the bank and the bank branch network provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; and insurance services. While the Corporation's president monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Forward-looking statements have been made by First Manitowoc Bancorp, Inc. (the "Corporation") in this document and in documents incorporated by reference that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Corporation's expectations of future results of operations. Statements containing certain terms including, but not limited to, the words "believes," "expects," "anticipates" or similar expressions constitute forward-looking statements.

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

         - the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

         -        general market rates;

         -        general economic conditions;

         - changes by the Federal government in monetary and fiscal policies; and

         -        changes in composition of our loan portfolio.

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

EARNINGS
                                   Net Income
                    (Dollars In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                         Three Months      Three Months                         Six Months       Six Months
                                                Ended             Ended                              Ended            Ended
                                             June 30,          June 30,                           June 30,         June 30,
                                                 2002              2001                               2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                     $1,796            $1,233                             $3,665           $2,584

EPS-Basic & Diluted                            $ 0.52            $ 0.35                             $ 1.06           $ 0.74

Return on Average Assets                         1.37%             0.98%                              1.41%            1.04%

Return on Average Equity                        14.63%            11.61%                             15.22%           12.35%
------------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding were 3,468,634 for the six months ended June 30, 2002 and 2001.

Net income for the three months ended June 30, 2002 was $1,796,000 compared to $1,233,000 for the three months ended June 30, 2001, an increase of $563,000, or 45.7%. Interest income decreased $1,216,000 primarily as a result of a decrease in interest yields. Interest expense decreased $1,804,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $30,000 mainly as a result of an increase in loan servicing income and an increase in gain on sale of mortgage loans held for sale. Other expense increased $87,000. This is a result of increased salaries, commissions and related benefits primarily due to annual merit increases in wages for employees. Other increases in expense include data processing, software, and marketing. Earnings per share for the three months ended June 30, 2002 was $0.52 compared to $0.35 for the three months ended June 30, 2001.

Return on average assets (ROA) on an annualized basis for the second quarter 2002 was 1.37% compared to 0.98% for the second quarter 2001. Return on average equity (ROE) on an annualized basis for the second quarter 2002 was 14.63% compared to 11.61% for the second quarter 2001.

Net income for the six months ended June 30, 2002 was $3,665,000 compared to $2,584,000 for the six months ended June 30, 2001, an increase of $1,081,000 or 41.8%. Interest income decreased $2,400,000 primarily as a result of a decrease in interest yields. Interest expense decreased $3,791,000 primarily due to a decrease in interest rates paid on deposits. Other income increased $182,000 primarily as a result of insurance commission income and gain on sales of mortgage loans held for sale. Other expense increased $154,000, a result of increased salaries, commissions and related benefits primarily due to annual merit increases. Amortization of goodwill decreased as a result of the adoption of FASB 142. Earnings per share for the six months ended June 30, 2002 was $1.06 compared to $0.74 for the six months ended June 30, 2001.

Return on average assets (ROA) on an annualized basis for the first six months of 2002 was 1.41% compared to 1.04% for the first six months in 2001. Return on average equity (ROE) on an annualized basis for the first six months of 2002 was 15.22% compared to 12.35% for the first six months of 2001.

                        AVERAGE BALANCES, YIELD AND RATES

                                                      For the three months                               For the three months
                                                      ended June 30, 2002                                 ended June 30, 2001
                                              Average         Income/      Yield/                  Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense      Rate
                                              -------         -------       ----                   -------        -------      ----
ASSETS                                                   (In Thousands)                                       (In Thousands)
Interest-earning assets:
Federal funds sold                           $ 19,049          $   76      1.60%                  $ 10,131         $   76      3.01%
Investment securities                         135,190           2,149      6.38%                   121,927          2,203      7.25%
Loans                                         332,522           6,043      7.29%                   332,876          7,263      8.75%
                                             --------          ------      ----                   --------         ------      ----
Total interest earning assets                 486,761          $8,268      6.81%                   464,934         $9,542      8.23%
Other assets                                   40,769                                               38,626
                                             --------                                             --------
TOTAL ASSETS                                 $527,530                                             $503,560
                                             ========                                             ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $321,981          $2,219      2.76%                  $332,015         $3,931      4.75%
Repurchase agreements                          50,048             346      2.77%                    29,895            397      5.33%
Federal funds purchased                             0               0      0.00%                        15              0         0%
Borrowings                                     41,945             433      4.14%                    38,697            474      4.91%
                                             --------          ------      ----                   --------         ------      ----
Total interest-bearing liabilities           $413,974          $2,998      2.90%                  $400,622         $4,802      4.81%
Noninterest-bearing deposits                   57,612                                             $ 52,786
Other liabilities                               6,708                                                7,656
                                             --------                                             --------
Total liabilities                             478,294                                             $461,064
Stockholders' equity                           49,236                                               42,496
                                             --------                                             --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $527,530                                             $503,560
                                             ========                                             ========
Net interest income and
interest rate spread                                           $5,270      3.91%                                   $4,740      3.42%
Net interest income as
a percent of earning assets (annualized)                                   4.34%                                               4.08%
                                                                           ====                                                ====

                        AVERAGE BALANCES, YIELD AND RATES

                                                     For the six months                                   For the six months
                                                     ended June 30, 2002                                 ended June 30, 2001
                                             Average         Income/      Yield/                  Average        Income/     Yield/
                                             Balance         Expense       Rate                   Balance        Expense      Rate
                                             -------         -------       ----                   -------        -------      ----
ASSETS                                                   (In Thousands)                                      (In Thousands)
Interest-earning assets:
Federal funds sold                          $ 17,454         $   148      1.71%                  $  6,918        $   140      4.08%
Investment securities                        134,218           4,339      6.52%                   121,118          4,372      7.28%
Loans                                        330,186          12,185      7.44%                   331,180         14,674      8.94%
                                            --------         -------      ----                   --------        -------      ----
Total interest earning assets                481,858         $16,672      6.98%                   459,216        $19,186      8.43%
Other assets                                  40,849                                               37,798
                                            --------                                             --------
TOTAL ASSETS                                $522,707                                             $497,014
                                            ========                                             ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                   $324,871         $ 4,590      2.85%                  $331,966        $ 8,153      4.95%
Repurchase agreements                         43,838             613      2.82%                    28,812            814      5.70%
Federal funds purchased                           12               0      0.00%                     1,166             32      5.53%
Borrowings                                    43,683             926      4.27%                    33,837            925      5.51%
                                            --------         -------      ----                   --------        -------      ----
Total interest-bearing liabilities          $412,404         $ 6,129      3.00%                  $395,781        $ 9,924      5.06%
Noninterest-bearing deposits                  55,314                                               52,128
Other liabilities                              6,433                                                7,265
                                            --------                                             --------
Total liabilities                            474,151                                             $455,174

Stockholders' equity                          48,556                                               41,840
                                            --------                                             --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $522,707                                             $497,014
                                            ========                                             ========

Net interest income and
interest rate spread                                         $10,543      3.98%                                  $ 9,262      3.37%
Net interest income as
a percent of earning assets (annualized)                                  4.41%                                               4.07%
                                                                          ====                                                ====

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The six months ended June 30, 2002 has been characterized by fairly stable interest rates.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001:

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2002 increased by $530,000 or 11.2% compared to the three months ended June 30, 2001. Interest income decreased $1,274,000 primarily as a result of a decrease in yields. Total average loans decreased from $332,876,000 for the second quarter of 2001 to $332,522,000 for the second quarter of 2002 while interest yield on loans decreased from 8.75% for the second quarter of 2001 to 7.29% for the second quarter of 2002. Average investment securities increased from $121,927,000 for the second quarter of 2001 to $135,190,000 for the second quarter of 2002. Interest expense decreased $1,804,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits decreased from $332,015,000 for the second quarter of 2001 to $321,981,000 for the second quarter of 2002 while interest rates paid on interest-bearing deposits decreased from 4.75% for the second quarter of 2001 to 2.76% for the second quarter of 2002. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.91% for the three months ended June 30, 2002, an increase of 49 basis points from the interest rate spread of 3.42% for the three months ended June 30, 2001.

Net interest margin for the three months ended June 30, 2002 was 4.34% compared with 4.08% for the three months ended June 30, 2001.

YTD 2002 COMPARED TO YTD 2001:

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2002 increased by $1,281,000 or 13.8% compared to the six months ended June 30, 2001. Interest income decreased $2,514,000 primarily as a result of a decrease in yields. Total average loans decreased to $330,186,000 for the first six months of 2002 from $331,180,000 for the first six months of 2001. Total average investment securities increased to $134,218,000 for the first six months of 2002 from $121,118,000 for the first six months of 2001. Interest yields fell on both loans and investment securities for the six months ended June 30, 2002. Interest expense decreased $3,795,000 primarily due to a decrease in interest rates paid on deposits and borrowings. Total average interest bearing deposits decreased to $324,871,000 for the first six months of 2002 from $331,966,000 for the first six months of 2001, while interest rates paid on those deposits decreased to 2.85% in the first half of 2002 from 4.95% in the first half of 2001. The interest rate spread was 3.98% for the six months ended June 30, 2002, an increase of 61 basis points from the interest rate spread of 3.37% for the six months ended June 30, 2001.

Net interest margin for the six months ended June 30, 2002 was 4.41% compared with 4.07% for the six months ended June 30, 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30, 2002, the Bank charged $750,000 to expense for the provision for loan loss compared to $1,030,000 for the six months ended June 30, 2001.

                            Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months                Six Months       Six Months
                                                         Ended             Ended                     Ended            Ended
                                                      June 30,          June 30,                  June 30,         June 30,
                                                          2002              2001                      2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $2,827            $3,888                    $2,737           $3,824
     Charge-offs                                          (658)              (64)                     (835)            (161)
     Recoveries                                             43                10                        85               21
                                                        ------            ------                    ------           ------
Net (charge-offs) recoveries                              (615)              (54)                     (750)            (140)
Provision for loan losses                                  525               880                       750            1,030
                                                        ------            ------                    ------           ------
Balance at end of period                                $2,737            $4,714                    $2,737           $4,714
                                                        ======            ======                    ======           ======
Ratio of net charge-offs during period to
average loans outstanding during period                   0.18%             0.02%                     0.23%            0.04%

Ratio of allowance for loan losses
to total loans                                            0.81%             1.40%                     0.81%            1.40%
------------------------------------------------------------------------------------------------------------------------------------

The decrease in the ratio of allowance for loan losses to total loans is primarily a result of higher charge-offs in December 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of June 30, 2002 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,              December 31,
                                                                                    2002                      2001
------------------------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                            $1,361                    $  843
Loan Type Allocation:
Commercial & Agricultural                                                          1,160                     1,476
Commercial Real Estate                                                                26                       103
Residential Real Estate                                                               11                        19
Consumer                                                                              79                        12
                                                                                  ------                    ------
                                                                                   1,276                     1,610
Unallocated                                                                          100                       284
                                                                                  ------                    ------
Total Reserve                                                                     $2,737                    $2,737
                                                                                  ======                    ======

Ratio of allowance for loan losses to total loans                                   0.81%                     0.84%

Specific problem loans includes the allocation of the allowance for specific problem credits. Loan type allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories.

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

Total nonperforming loans at June 30, 2002 were $2,391,000, a decrease of $450,000 from December 31, 2001. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,               December 31,
                                                                                    2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                  $2,263                     $2,312
Accruing loans past due 90 days or more                                              128                        529
                                                                                  ------                     ------
Total nonperforming loans                                                         $2,391                     $2,841
Nonperforming loans as a percent of loans                                           0.71%                      0.87%
Ratio of the allowance for loan losses to nonperforming loans                        114%                        96%
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                      $  150            $  137           $  281            $  269
Service Charges on Deposit Accounts                        256               260              500               509
Loan Servicing Income                                      137               242              337               360
Gain on Sales of  Mortgage Loans Held for Sale              68                70              215               101
Insurance commission income                                444               424              794               757
Other                                                      139                31              309               258
                                                        ------            ------           ------            ------
Total Other Income                                      $1,194            $1,164           $2,436            $2,254
------------------------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001:

Other income for the second quarter of 2002 was $1,194,000 compared to $1,164,000 for the second quarter of 2001, an increase of $30,000 or 2.6%. Trust service fees increased $13,000. Loan servicing income decreased $105,000 for the second quarter of 2002. Other income increased $108,000.

YTD 2002 COMPARED TO YTD 2001:

Other income for the six months ended June 30, 2002 was $2,436,000 compared to $2,254,000 for the six months ended June 30, 2001, an increase of $182,000 or 8.1%. Gain on sales of mortgage loans held for sale increased $114,000, resulting from an increase in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first six months of 2002. Insurance commission income increased $37,000 during the six months ended June 30, 2002.

OTHER EXPENSE

                                  Other Expense
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Salaries, commissions and related benefits              $1,787            $1,589           $3,757            $3,560
Occupancy                                                  437               420              921               924
Data Processing                                            246               235              488               453
Postage, Stationery and Supplies                           121               130              239               243
Amortization of intangibles                                 69               160              137               368
Other                                                      632               671            1,263             1,103
                                                        ------            ------           ------            ------
Total Other Expense                                     $3,292            $3,205           $6,805            $6,651
------------------------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001:

Other expense for the second quarter of 2002 was $3,292,000 compared to $3,205,000 for the second quarter of 2001, an increase of $87,000, or 2.7%. The increase is a result of increased salaries, commissions and related benefits due primarily to annual merit increases for employees.

YTD 2002 COMPARED TO YTD 2001:

Other expense for the first six months of 2002 was $6,805,000 compared to $6,651,000 for the first six months of 2001, an increase of $154,000 or 2.3%. The increase is a result of increased salaries, commissions, and related benefits due primarily to annual merit increases for employees. Other expenses increased primarily due to increased software amortization, other real estate expense, legal and professional fees, and marketing expense.

INCOME TAXES

The effective tax rate for the six months ended June 30, 2002 was 21.7% compared to 13.3% for the six months ended June 30, 2001. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income.

BALANCE SHEET

JUNE 30, 2002 COMPARED TO DECEMBER 31, 2001

The Corporation's total assets increased from $527.3 million at December 31, 2001 to $542.9 million at June 30, 2002. Loans increased $8.6 million, a result of an increase in commercial loans. Securities increased $7.1 million mainly due to increases in U.S. Government Agency securities. Fed Funds sold increased and cash and due from banks decreased due to conversion of interest bearing deposits to Fed Funds.

Deposits decreased $5.4 million to $388.7 million at June 30, 2002 from $394.1 million at December 31, 2001, due to decreases in non-interest bearing deposits and certificates of deposit. Securities sold under repurchase agreements increased $20.0 million and borrowed funds decreased $4.0 million at June 30, 2002.

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

CAPITAL RESOURCES AND ADEQUACY
                                     Capital
                    (Dollars In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,               December 31,
                                                                                    2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                              $51,211                    $46,489
Total capital (to risk-weighted assets):
     Consolidated                                                                   12.0%                      11.6%
     First National Bank in Manitowoc                                               11.7%                      11.3%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                                                   11.2%                      10.7%
     First National Bank in Manitowoc                                               10.9%                      10.4%
Tier I capital (to average assets):
     Consolidated                                                                    7.4%                       7.0%
     First National Bank in Manitowoc                                                7.3%                       6.8%

Dividends Per Share-This Quarter                                                  $0.085                    $  0.09
Dividends Per Share-Year to Date                                                   0.170                       0.30

Earnings Per Share-This Quarter                                                   $0.520                    $  0.34
Earnings Per Share-Year to Date                                                    1.060                       1.56

Dividend Payout Ratio-This Quarter                                                 16.43%                     26.47%
Dividend Payout Ratio-Year to Date                                                 16.10%                     19.26%
------------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity increased $4.7 million from $46.5 million at December 31, 2001 to $51.2 million at June 30, 2002. Net income for the six month period ending June 30, 2002 was $1.8 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2002 and December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2002, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 10.9% and 11.2%, respectively. As of June 30, 2002, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 11.7% and 12.0%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of June 30, 2002, the Bank's and the Corporation's leverage capital ratio was 7.3% and 7.4%, respectively.

As of June 30, 2002 and December 31, 2001, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation adopted SFAS No. 142 and passed step one of the goodwill impairment test on January 1, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 2001 in the Corporation's 2001 Form 10-K Annual Report.


                          FIRST MANITOWOC BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Corporation nor its subsidiary is involved in any pending legal proceedings involving amounts in which management believes are material to the financial condition and results of operations of the Corporation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      Exhibit Number                       Sequential Page Number or Incorporate
                                           by Reference to

      (3)(1) Articles of Incorporation     Filed as Exhibit (3)(1) to Report on
                                           Form 10 filed May 5, 1999. Amendment
                                           filed as Exhibit (3)(2) to Form 10-Q
                                           filed August 14, 2000.

      (3)(2) Bylaws                        Filed as Exhibit (3)(2) to Report on
                                           Form 10 filed May 5, 1999.

      (99)(1) CEO and CFO Certification    Filed as Exhibit (99)(1)

b)    Reports on Form 8-K:

      There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                FIRST MANITOWOC BANCORP, INC.
                                (Registrant)



Date:    August 14, 2002        /s/ Thomas J. Bare
                                ------------------
                                Thomas J. Bare
                                President



Date:    August 14, 2002        /s/ Paul H. Wojta
                                -----------------
                                Paul H. Wojta
                                Senior Vice President and
                                Principal Financial Officer