Form 10-Q
period 2002-09-30
FIRST MANITOWOC BANCORP INC
filed 2002-11-13
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------------

Commission file number     0-25983
                       ---------------------------------


                          First Manitowoc Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                                    39-1435359
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS employer identification no.)


402 North Eighth Street, Manitowoc, Wisconsin                                                    54220
--------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                      (Zip code)

                                 (920) 684-6611
                                 ---------------
              (Registrant's telephone number, including area code)

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

                                 Yes  X    No
                                     ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes  X    No
                                     ---      ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 2002, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS


                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition -
                  September 30, 2002 and December 31, 2001                                  1

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 2002 and 2001                   2

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 2002 and 2001                             3

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2002 and 2001                             4

                  Notes to Consolidated Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk               17

         Item 4.  Controls and Procedures                                                  17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        18

         Item 2.  Changes in Securities and Use of Proceeds                                18

         Item 3.  Defaults Upon Senior Securities                                          18

         Item 4.  Submission of Matters to a Vote of Security Holders                      18

         Item 5.  Other Information                                                        18

         Item 6.  Exhibits and Reports on Form 8-K                                         18

Signatures                                                                                 19

Certification


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                                                   September 30,       December 31,
                                                                                            2002               2001
                                                                                       ---------          ---------
                                                                                    (In Thousands, Except Share Data)
ASSETS
         Cash and due from banks                                                       $  18,318          $  27,112
         Federal funds sold                                                               15,127             12,784
                                                                                       ---------          ---------
              Cash and cash equivalents                                                   33,445             39,896
         Securities available for sale, at fair value                                    141,325            129,387
         Loans held for sale                                                                   0                211
         Loans                                                                           345,420            327,440
         Less:  Allowance for loan losses                                                 (3,100)            (2,737)
                                                                                       ---------          ---------
              Loans, net                                                                 342,320            324,703
         Premises and equipment, net                                                       8,855              9,431
         Intangible assets, net of accumulated amortization of
              $2,027,000 in 2002 and $1,959,000 in 2001                                    9,624              9,829
         Other assets                                                                     11,850             13,847
                                                                                       ---------          ---------
Total assets                                                                           $ 547,419          $ 527,304
                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Noninterest-bearing deposits                                                  $  62,282          $  60,033
         Interest-bearing deposits                                                       330,334            334,059
                                                                                       ---------          ---------
              Total deposits                                                             392,616            394,092
         Securities sold under repurchase agreements                                      50,676             33,108
         Other liabilities                                                                 7,016              6,436
         Borrowed funds                                                                   43,152             47,179
                                                                                       ---------          ---------
Total liabilities                                                                        493,460            480,815

         Stockholders' equity
              Common stock, $1.00 par value; authorized
                10,000,000 shares; issued 3,791,814 shares                                 3,792              3,792
              Retained earnings                                                           46,988             42,355
              Accumulated other comprehensive income                                       3,879              1,042
         Treasury stock at cost--323,180 shares                                             (700)              (700)
                                                                                       ---------          ---------
Total stockholders' equity                                                                53,959             46,489
                                                                                       ---------          ---------
Total liabilities and stockholders' equity                                             $ 547,419          $ 527,304
                                                                                       =========          =========




(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
                                                                           -------------------     -------------------
                                                                             2002        2001        2002        2001
                                                                           -------     -------     -------     -------
                                                                                  (In Thousands, Except Share Data)
INTEREST INCOME
     Loans, including fees                                                 $ 6,179     $ 6,951     $18,364     $21,523
Federal funds sold                                                              98         105         246         311
     Securities:
       Taxable                                                                 977       1,145       3,048       3,236
       Tax exempt                                                              778         750       2,300       2,207
       Total interest income                                                 8,032       8,951      23,958      27,277
                                                                           -------     -------     -------     -------

INTEREST EXPENSE
     Deposits                                                                2,193       3,516       6,783      11,664
     Securities sold under repurchase agreements                               352         376         965       1,190
     Borrowed funds                                                            436         471       1,362       1,429
                                                                           -------     -------     -------     -------
      Total interest expense                                                 2,981       4,363       9,110      14,283
                                                                           -------     -------     -------     -------

NET INTEREST INCOME                                                          5,051       4,588      14,848      12,994
     Provision for loan losses                                                 325         470       1,075       1,500
                                                                           -------     -------     -------     -------
       Net interest income after provision for loan losses                   4,726       4,118      13,773      11,494

OTHER INCOME
     Trust service fees                                                        132         114         414         383
     Service charges on deposit accounts                                       287         432         787         941
     Loan servicing income                                                     137         158         473         518
     Gain on sales of mortgage loans held for sale                             137          70         351         171
     Insurance commission income                                               426         352       1,221       1,109
     Other                                                                     146         142         455         400
                                                                           -------     -------     -------     -------
       Total other income                                                    1,265       1,268       3,701       3,522

OTHER EXPENSE
     Salaries, commissions and related benefits                              2,057       1,873       5,814       5,433
     Occupancy                                                                 579         501       1,501       1,425
     Data processing                                                           253         243         741         696
     Postage, stationery and supplies                                          124         105         363         348
     Amortization of other intangibles                                          69         160         205         528
     Other                                                                     549         479       1,812       1,582
                                                                           -------     -------     -------     -------
      Total other expense                                                    3,631       3,361      10,436      10,012
                                                                           -------     -------     -------     -------

Income before provision for income tax                                       2,360       2,025       7,038       5,004
Provision for income tax                                                       507         377       1,520         772
                                                                           -------     -------     -------     -------

NET INCOME                                                                 $ 1,853     $ 1,648     $ 5,518     $ 4,232
                                                                           -------     -------     -------     -------

Earnings per share:  basic and diluted                                     $  0.53     $  0.48     $  1.59     $  1.22



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                      Nine Months Ended September 30, 2001
                        (In Thousands, Except Share Data)


                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    (Loss) Income             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $3,792          $37,991            ($700)             $378           $41,461

Net income                                    0            4,232                 0                0             4,232
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            3,170             3,170
     Income tax effect                        0                0                 0          (1,093)           (1,093)
                                                                                                              -------
Comprehensive income                                                                                          $ 6,309

Cash dividends ($0.21 per share)              0            (729)                 0                0             (676)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001            $3,792          $41,494            ($700)           $2,455           $47,041
                                         ======          =======            ======           ======           =======



                      Nine Months Ended September 30, 2002
                       (In Thousands, Except Share Data)


                                                                                        Accumulated
                                                                                              Other
                                         Common         Retained          Treasury    Comprehensive
                                          Stock         Earnings             Stock    Income (Loss)             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $3,792          $42,355            ($700)         $  1,042           $46,489

Net income                                    0            5,518                 0                0             5,518
Other comprehensive income:
     Unrealized holding gain arising
     during period                            0                0                 0            4,331             4,331
     Income tax effect                        0                0                 0          (1,494)           (1,494)
                                                                                                              -------
Comprehensive income                                                                                           $8,355

Cash dividends ($0.255 per share)             0            (885)                 0                0             (885)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002            $3,792          $46,988            ($700)           $3,879           $53,959
                                         ======          =======            ======           ======           =======


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                             2002              2001
                                                                                             ----              ----
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                            $5,518           $ 4,232
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                          1,075             1,500
         Depreciation of premises and equipment                                               635               711
         Amortization of intangible assets                                                    205               528
         (Accretion) Amortization of securities, net                                          225             (210)
         Stock dividends on FHLB stock                                                       (92)             (118)
         Proceeds from sale of mortgage loans                                              68,356            50,114
         Originations of mortgage loans held for sale                                    (67,794)          (49,943)
         Gain on sales of mortgage loans held for sale                                      (351)             (171)
         Gain on sale of fixed assets                                                           2              (19)
         Undistributed income of joint venture                                              (261)             (207)
         (Increase) decrease in other assets                                                  764             (588)
         Increase (decrease) in other liabilities                                             580             (168)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   8,862             5,661
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                             18,332            25,107
     Purchases of securities available for sale                                          (26,072)          (29,091)
     Net increase in loans                                                               (18,692)           (8,796)
     Purchases of premises and equipment                                                    (221)             (345)
     Proceeds from sales of premises and equipment                                            160                60
     Acquisition, net of cash acquired                                                          0              (67)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (26,493)          (13,132)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                             (1,476)           (5,486)
     Net increase in securities sold under repurchase agreements                           17,568             6,788
     Proceeds from advances on borrowed funds                                              21,747            20,000
     Repayment of borrowed funds                                                         (25,774)           (6,275)
     Dividends paid                                                                         (885)             (729)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  11,180            14,298
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      (6,451)             6,827
Cash and cash equivalents at beginning of period                                           39,541            26,374
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $33,090           $33,201
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                         $ 9,714           $15,064
         Income taxes                                                                       1,050             1,085
-------------------------------------------------------------------------------------------------------------------


Supplemental schedule of noncash investing and financing activities not described in the notes to the financial statements:

Acquisition:
     Cash paid for purchase of stock                                                          ---          $  (733)
     Cash acquired                                                                            ---               666
-------------------------------------------------------------------------------------------------------------------
     Net cash paid for acquisition                                                            ---              (67)

     Fair value of assets acquired                                                            ---               563
     Acquisition intangibles                                                                  ---             2,582
     Liabilities assumed                                                                      ---             1,611
     Notes payable to former shareholders                                                     ---             1,467



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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. ("Insurance Center"). All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2002 presentation.

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

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:


                             Investment Securities
                                 (In Thousands)

                                                                                       September 30, 2002
                                                                            Amortized Cost               Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                                    $ 16,433                 $ 16,700
Obligations of states and political subdivisions                                    64,210                   68,916
Mortgage-backed securities                                                          50,872                   51,800
Corporate notes                                                                        999                    1,031
Other securities                                                                     2,878                    2,878
                                                                                  --------                 --------
Total                                                                             $135,392                 $141,325
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
                                                                                  ========                 ========


NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                           Summary of Loan Portfolio
                             (Dollars In Thousands)

                                          September 30, 2002                          December 31, 2001
                                                           Percent of                                    Percent of
                                         Amount           Total Loans               Amount              Total Loans
-------------------------------------------------------------------------------------------------------------------
Commercial and Agricultural            $102,534                29.68%             $ 86,565                   26.44%
Commercial Real Estate                  100,260                29.03%               85,036                   25.97%
Residential Real Estate                 129,065                37.36%              131,362                   40.12%
Consumer                                 10,317                 2.99%               23,213                    7.09%
Other                                     3,243                 0.94%                1,264                    0.38%
                                       --------               -------             --------                  -------
Total                                  $345,420               100.00%             $327,440                  100.00%
                                       ========               =======             ========                  =======


NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:


                                                                                                For the Nine          For the Nine
                                                                                                Months Ended          Months Ended
                                                                                               September 30,         September 30,
                                                                                                        2002                  2001
                                                                                                        ----                  ----
                                                                                                                (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                                        $2,737                $3,824

Provision charged to expense                                                                           1,075                 1,500
Charge-offs                                                                                             (956)               (1,044)
Recoveries                                                                                               244                    32
                                                                                                      ------                ------
Balance at end of period                                                                              $3,100                $4,312
                                                                                                      ======                ======



NOTE 6:  Business Segments

The Corporation through the bank and bank branch network provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; and insurance services. While the Corporation's president monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.


NOTE 7:  Per Share Computations

Weighted average shares outstanding were 3,468,634 for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001.



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

EARNINGS

                                   Net Income
                   (Dollars In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months       Nine Months     Nine Months
                                                                           Ended            Ended             Ended           Ended
                                                                   September 30,    September 30,     September 30,   September 30,
                                                                            2002             2001              2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $1,853           $1,648            $5,518          $4,232

EPS-Basic & Diluted                                                       $ 0.53           $ 0.48            $ 1.59          $ 1.22

Return on Average Assets                                                    1.36%            1.29%             1.39%           1.13%

Return on Average Equity                                                   14.23%           14.74%            14.79%          13.22%
------------------------------------------------------------------------------------------------------------------------------------



Weighted average shares outstanding were 3,468,634 for the three months ended September 30, 2002 and 2001.

Net income for the three months ended September 30, 2002 was $1,853,000 compared to $1,648,000 for the three months ended September 30, 2001, an increase of $205,000, or 12.44%. Interest income decreased $919,000 to $8,032,000 primarily as a result of a decrease in loan interest due to lower interest rates. Interest expense decreased $1,382,000 to $2,981,000 mainly as a result of a decrease in interest rates paid on deposits. Total other expense increased $270,000 to $3,631,000. This is a result of increased salaries, commissions and related benefits due to annual merit increases in wages for employees. Earnings per share for the three months ended September 30, 2002 was $0.53 compared to $0.48 for the three months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 was $5,518,000 compared to $4,232,000 for the nine months ended September 30, 2001, an increase of $1,286,000 or 30.39%. Interest income decreased $3,319,000 to $23,958,000 primarily due to a decrease in interest rates. Interest expense decreased $5,173,000 to $9,110,000 primarily due to lower interest rates paid on deposits. Other income increased $179,000 to $3,701,000 primarily as a result of an insurance commission income increase of $112,000. Other expense increased $424,000 as a result of increased salaries, commissions, and annual merit increases. Earnings per share for the nine months ended September 30, 2002 was $1.59 compared to $1.22 for the nine months ended September 30, 2001.

Return on average assets (ROA) on an annualized basis for the first nine months of 2002 was 1.39% compared to 1.13% for the first nine months in 2001. Return on average equity (ROE) on an annualized basis for the first nine months of 2002 was 14.79% compared to 13.22% for the first nine months of 2001.

                       AVERAGE BALANCES, YIELD AND RATES


                                                     For the three months                                For the three months
                                                   ended September 30, 2002                            ended September 30, 2001

                                              Average         Income/      Yield/                  Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense      Rate
                                              -------         -------       ----                   -------        -------      ----
ASSETS                                                  (In Thousands)                                      (In Thousands)
Interest-earning assets:
Federal funds sold                           $ 22,700        $     98      1.73%                $   10,992        $   105      3.79%
Investment securities                         141,802           2,142      6.04%                   124,936          2,286      7.26%
Loans                                         339,697           6,192      7.29%                   334,935          7,174      8.50%
                                             --------        --------      ----                 ----------        -------      ----
Total interest-earning assets                 504,199        $  8,432      6.69%                $  470,863        $ 9,565      8.06%
Other assets                                   39,538                                               37,614
                                             --------                                           ----------
TOTAL ASSETS                                 $543,737                                           $  508,477
                                             ========                                           ==========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $330,624        $  2,193      2.65%                $  330,010        $ 3,516      4.23%
Repurchase agreements                          51,376             352      2.74%                    32,996            376      4.52%
Federal funds purchased                             0               0       ---                          0              0      0.00%
Borrowings                                     42,415             436      4.11%                    38,358            472      4.88%
                                             --------        --------      ----                 ----------        -------      ----
Total interest-bearing liabilities           $424,415        $  2,981      2.81%                $  401,364        $ 4,364      4.31%
Demand deposits                                60,367                                               55,618
Other liabilities                               6,881                                                7,146
                                             --------                                           ----------
Total liabilities                             491,663                                           $  464,128

Stockholders' equity                           52,074                                               44,349
                                             --------                                           ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $543,737                                           $  508,477
                                             ========                                           ==========

Net interest income and
interest rate spread                                         $  5,451      3.88%                                  $ 5,201      3.75%
Net interest income as
a percent of earning assets (annualized)                                   4.28%                                               4.38%
                                                                           ====                                                ====


                       AVERAGE BALANCES, YIELD AND RATES


                                                      For the nine months                                 For the nine months
                                                    ended September 30, 2002                            ended September 30, 2001
                                              Average         Income/      Yield/                  Average        Income/     Yield/
                                              Balance         Expense       Rate                   Balance        Expense      Rate
                                              -------         -------       ----                   -------        -------      ----
ASSETS                                            (In Thousands)                                       (In Thousands)
Interest-earning assets:
Federal funds sold                           $ 19,229        $    246      1.71%                $    8,282      $     311      5.02%
Investment securities                         136,765           6,481      6.32%                   122,406          6,591      7.20%
Loans                                         333,379          18,363      7.34%                   332,449         21,849      8.79%
                                             --------        --------      ----                 ----------      ---------      ----
Total interest-earning assets                 489,373         $25,090      6.84%                $  463,137      $  28,751      8.30%
Other assets                                   40,410                                               37,727
                                             --------                                           ----------
TOTAL ASSETS                                 $529,783                                           $  500,864
                                             ========                                           ==========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $326,801        $  6,783      2.77%                $  331,305      $  11,669      4.71%
Repurchase agreements                          46,384             965      2.78%                    30,217          1,190      5.27%
Federal funds purchased                             8             ---       ---                        773             32      5.02%
Borrowings                                     43,256           1,362      4.19%                    35,360          1,397      5.28%
                                             --------        --------      ----                 ----------      ---------      ----
Total interest-bearing liabilities           $416,449        $  9,109      2.92%                $  397,655      $  14,288      4.80%
Demand deposits                                57,011                                               53,300
Other liabilities                               6,582                                                7,229
                                             --------                                           ----------
Total liabilities                            $480,042                                           $  458,184

Stockholders' equity                           49,741                                               42,680
                                             --------                                           ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $529,783                                           $  500,864
                                             ========                                           ==========

Net interest income and
interest rate spread                                         $ 15,981      3.92%                                $  14,463      3.50%
Net interest income as
a percent of earning assets (annualized)                                   4.37%                                               4.18%
                                                                           ====                                                ====

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 30, 2002 has been characterized by generally falling interest rates.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2002 increased by $250,000 or 4.81% compared to the three months ended September 30, 2001. Interest income for the three months ended September 30, 2002 decreased by $1,133,000 primarily as a result of lower interest rates. Total average loans increased to $339,697,000 for the third quarter of 2002 from $334,835,000 for the third quarter of 2001. Average investment securities increased to $141,802,000 for the third quarter of 2002 from $124,936,000 for the third quarter of 2001. Interest yields on loans and securities declined to 7.29% and 6.04% for the third quarter of 2002 from 8.50% and 7.26% for the third quarter of 2001. Interest expense decreased $1,383,000 primarily as a result of lower interest rates paid on deposits and repurchase agreements. Total average interest-bearing deposits increased to $330,624,000 for the third quarter of 2002 from $330,010,000 for the third quarter of 2001. Average repurchase agreements increased to $51,376,000 for the third quarter of 2002 from $32,996,000 for the third quarter of 2001. Interest rates fell on both interest bearing deposits and repurchase agreements from the third quarter of 2001 to the third quarter of 2002. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.88% for the three months ended September 30, 2002, an increase of 13 basis points from the interest rate spread of 3.75% for the three months ended September 30, 2001.

Net interest margin for the three months ended September 30, 2002 was 4.28% compared with 4.38% for the three months ended September 30, 2001.

YTD 2002 COMPARED TO YTD 2001:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2002 increased by $1,518,000 or 10.50% compared to the nine months ended September 30, 2001. Interest income decreased $3,661,000 primarily as a result of lower interest rates. Total average loans increased to $333,379,000 for the first nine months of 2002 from $332,449,000 for the first nine months of 2001. Total average investment securities increased to $136,765,000 for the first nine months of 2002 from $122,406,000 for the first nine months of 2001. Interest yields fell on both loans and investment securities for the nine months ended September 30, 2002. The yield on total interest earning assets declined to 6.84% for the nine months ended September 30, 2002 from 8.30% for the nine months ended September 30, 2001. Interest expense decreased $5,179,000 primarily due to lower interest rates on interest bearing deposits. Total average interest bearing deposits decreased to $326,801,000 for the first nine months of 2002 from $321,305,000 for the first nine months of 2001, while repurchase agreements increased to $46,384,000 from $30,217,000 in the first nine months of 2001. The rate on total interest bearing liabilities fell to 2.92% for the nine months ended September 30, 2002, from 4.80% for the nine months ended September 30, 2001. The interest rate spread was 3.92% for the nine months ended September 30, 2002, an increase of 42 basis points from the interest rate spread of 3.50% for the nine months ended September 30, 2001.

Net interest margin for the nine months ended September 30, 2002 was 4.37% compared with 4.18% for the nine months ended September 30, 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
For the three months ended September 30, 2002, the Bank charged $325,000 to expense for the provision for loan loss compared to $470,000 for the three months ended September 30, 2001.

                           Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months       Nine Months     Nine Months
                                                                           Ended            Ended             Ended           Ended
                                                                   September 30,    September 30,     September 30,   September 30,
                                                                            2002             2001              2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                            $2,737           $4,714            $2,737          $3,824
     Charge-offs                                                            (120)            (883)             (956)         (1,044)
     Recoveries                                                              158               11               244              32
                                                                          ------           ------            ------          ------
Net (charge-offs) recoveries                                                  38            (872)              (712)         (1,012)
Provision for loan losses                                                    325              470             1,075           1,500
                                                                          ------           ------            ------          ------
Balance at end of period                                                  $3,100           $4,312            $3,100          $4,312
                                                                          ======           ======            ======          ======

Ratio of net charge-offs during period to
average loans outstanding during period                                     0.26%            0.26%             0.30%           0.30%

Ratio of allowance for loan losses
to total loans                                                              0.90%            1.29%             0.90%           1.29%
------------------------------------------------------------------------------------------------------------------------------------



The decrease in the ratio of allowance for loan losses to total loans is primarily a result of higher charge-offs in December 2001.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and nonaccruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of September 30, 2002 based on its most recent evaluation of these factors.

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

                    Allocation of Allowance for Loan Losses
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      September 30,    December 31,
                                                                                                               2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Specific Problem Loans                                                                                     $  1,708          $  843
Loan Type Allocation:
Commercial & Agricultural                                                                                  $  1,157          $1,476
Commercial Real Estate                                                                                           32             103
Residential Real Estate                                                                                          14              19
Consumer                                                                                                         89              12
                                                                                                           --------          ------
                                                                                                              1,292           1,610
Unallocated                                                                                                     100             284
                                                                                                           --------          ------
Total Reserve                                                                                              $  3,100          $2,737
                                                                                                           ========          ======

Ratio of allowance for loan losses to total loans                                                              0.90%           0.84%


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

NONPERFORMING LOANS

It is the policy of the Bank to place a loan in nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers and discusses with the borrower such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A nonaccruing loan is restored to current status when the prospects of future contractual payments are no longer in substantial doubt.

Total nonperforming loans at September 30, 2002 were $2,074,000, a decrease of $767,000 from December 31, 2001. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                              Nonperforming Loans
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      September 30,    December 31,
                                                                                                               2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                                             $1,860          $2,312
Accruing loans past due 90 days or more                                                                         214             529
                                                                                                             ------          ------
Total nonperforming loans                                                                                    $2,074          $2,841
Nonperforming loans as a percent of loans                                                                      0.60%           0.87%
Ratio of the allowance for loan losses to nonperforming loans                                                   149%             96%
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months       Nine Months      Nine Months
                                                                           Ended            Ended             Ended            Ended
                                                                   September 30,    September 30,     September 30,    September 30,
                                                                            2002             2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Trust Service Fees                                                       $   132           $  114           $   414          $   383
Service Charges on Deposit Accounts                                          287              432               787              941
Loan Servicing Income                                                        137              158               473              518
Gain on Sales of Mortgage Loans Held for Sale                                137               70               351              171
Insurance commission income                                                  426              352             1,221            1,109
Other                                                                        146              142               455              400
                                                                          ------           ------            ------           ------
Total Other Income                                                        $1,265           $1,268            $3,701           $3,522
------------------------------------------------------------------------------------------------------------------------------------


THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001:

Other income for the third quarter of 2002 was $1,265,000 compared to $1,268,000 for the third quarter of 2001, a decrease of $3,000 or 0.24%.

YTD 2002 COMPARED TO YTD 2001:

Other income for the nine months ended September 30, 2002 was $3,701,000 compared to $3,522,000 for the nine months ended September 30, 2001, an increase of $179,000 or 5.1%. The increase resulted primarily from an increase of $112,000 in insurance commission income.

OTHER EXPENSE

                                 Other Expense
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months     Three Months       Nine Months      Nine Months
                                                                           Ended            Ended             Ended            Ended
                                                                   September 30,    September 30,     September 30,    September 30,
                                                                            2002             2001              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
Salaries, commissions and related benefits                                $2,057           $1,873           $ 5,814          $ 5,433
Occupancy                                                                    579              501             1,501            1,425
Data Processing                                                              253              243               741              696
Postage, Stationery and Supplies                                             124              105               363              348
Amortization of intangibles                                                   69              160               205              528
Other                                                                        549              479             1,812            1,582
                                                                          ------           ------           -------          -------
Total Other Expense                                                       $3,631           $3,361           $10,436          $10,012
------------------------------------------------------------------------------------------------------------------------------------


THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001:

Other expense for the third quarter of 2002 was $3,631,000 compared to $3,361,000 for the third quarter of 2001, an increase of $270,000, or 8.0%. The increase is a result of increased salaries, commissions and related benefits due to annual merit increases in wages for employees.

YTD 2002 COMPARED TO YTD 2001:

Other expense for the first nine months of 2002 was $10,436,000 compared to $10,012,000 for the first nine months of 2001, an increase of $424,000 or 4.2%. This increase is the result of increased salaries and employee benefits due to additional salaries, commissions, and annual merit increases for employees. Legal expense increased due to collection and repossession-related expenses.

INCOME TAXES

The effective tax rate for the three months ended September 30, 2002 was 21.5% compared to 18.6% for the three months ended September 30, 2001.

BALANCE SHEET

SEPTEMBER 30, 2002 COMPARED TO DECEMBER 31, 2001

The Corporation's total assets increased from $527.3 million at December 31, 2001 to $547.4 million at September 30, 2002. Loans increased $18.0 million, a result of an increase in commercial loans and offset by a decrease in consumer loans. Securities increased $11.9 million primarily as a result of an increase in U.S. Treasury securities and obligations of U.S. Government Corporation agencies.

Deposits decreased $1.5 million to $392.6 million at September 30, 2002 from $394.1 million at December 31, 2001, due to decreases in interest-bearing deposits. Repurchase agreements increased $17.6 million primarily due to municipality funds. Long-term borrowings decreased $4.0 million from $47.2 million at December 31, 2001 to $43.1 million at September 30, 2002. The decrease in long-term borrowings was a result of paying off a long-term borrowing with FHLB.

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

CAPITAL RESOURCES AND ADEQUACY

                                    Capital
                   (Dollars In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,    December 31,
                                                                                                               2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                                                        $53,959         $46,489
Total capital (to risk-weighted assets):
     Consolidated                                                                                              12.4%           11.6%
     First National Bank in Manitowoc                                                                          12.1%           11.3%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                                                                              11.5%           10.7%
     First National Bank in Manitowoc                                                                          11.2%           10.4%
Tier I capital (to average assets):
     Consolidated                                                                                               7.6%            7.0%
     First National Bank in Manitowoc                                                                           7.3%            6.8%

Dividends Per Share-This Quarter                                                                            $ 0.085         $  0.09
Dividends Per Share-Year to Date                                                                              0.255            0.30

Earnings Per Share-This Quarter                                                                             $  0.53         $  0.34
Earnings Per Share-Year to Date                                                                                1.59            1.56

Dividend Payout Ratio-This Quarter                                                                            16.04%          26.47%
Dividend Payout Ratio-Year to Date                                                                            16.04%          19.26%
------------------------------------------------------------------------------------------------------------------------------------


Total stockholders' equity increased $7.5 million from $46.5 million at December 31, 2001 to $54.0 million at September 30, 2002. Net income for the nine month period ending September 30, 2002 was $5.5 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2002 and December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2002, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 11.2% and 11.5%, respectively. As of September 30, 2002, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 12.1% and 12.4%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.0%. As of September 30, 2002, the Bank's and the Corporation's leverage capital ratio was 7.3% and 7.6%, respectively.

As of September 30, 2002 and December 31, 2001, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

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


ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

         (3)(2)   Bylaws                             Filed as Exhibit (3)(2) to
                                                     Report on Form 10 filed May
                                                     5, 1999.

         (11)     Statement Re: Computation
                  of Per Share Earnings              See Note 7 in Part I Item 1

         (99)(1)  CEO and CFO Certification          Filed as Exhibit (99)(1)

b)       Reports on Form 8-K:

         On August 19, 2002, the Corporation filed Form 8-K regarding declaration of a stock dividend.

         There were no other reports on Form 8-K filed for the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  FIRST MANITOWOC BANCORP, INC.
                                  (Registrant)



Date:  November 13, 2002          /s/ Thomas J. Bare
                                  -------------------
                                  Thomas J. Bare
                                  President



Date:  November 13, 2002          /s/ Thomas J. Bare
                                  -------------------
                                  Thomas J. Bare
                                  Principal Financial Officer

                                  CERTIFICATION


I, Thomas J. Bare, certify that:

1. I have reviewed this quarterly report on Form 10Q of First Manitowoc Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                    /s/ Thomas J. Bare
                                            ------------------------------------
                                            Thomas J. Bare
                                            Chief Executive Officer



                                            /s/ Thomas J. Bare
                                            ------------------------------------
                                            Thomas J. Bare
                                            Chief Financial Officer