Form 10-K
period 2002-12-31
FIRST MANITOWOC BANCORP INC
filed 2003-03-18
CIK 719495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT
                                  PURSUANT TO
                              SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE
                               FISCAL YEAR ENDED
                               DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 0-25983

                         FIRST MANITOWOC BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WISCONSIN
       (State or other jurisdiction of                            39-1435359
       incorporation or organization)                  (IRS Employer Identification No.)

                            402 NORTH EIGHTH STREET
                        MANITOWOC, WISCONSIN 54221-0010
              (Address of principal executive offices)  (Zip Code)

                                 (920) 684-6611
              (Registrant's telephone number, including area code)

             Securities registered under Section 12(b) of the Act:

                                      None

             Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $1.00
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of registrant's common stock, par value $1.00 per share, held by non-affiliates (excludes a total of 637,278 shares reported as beneficially owned by directors and executive officers or held in the registrant's profit sharing 401(k) plan; does not constitute an admission as to affiliate status), as of June 30, 2002, was approximately $82,109,324.

     As of February 28, 2003, 6,937,268 shares of registrant's common stock, par value $1.00 per share were outstanding,

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of First Manitowoc Bancorp, Inc.'s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 2002 FORM 10-K
                               TABLE OF CONTENTS

                                            DESCRIPTION                             PAGE NO.
                                            -----------                             --------
PART I
     ITEM 1.        Business....................................................        2
     ITEM 2.        Properties..................................................        7
     ITEM 3.        Legal Proceedings...........................................        7
     ITEM 4.        Submission of Matters to a Vote of Security Holders.........        8
PART II
     ITEM 5.        Market for Registrant's Common Equity and Related
                    Shareholder Matters.........................................        8
     ITEM 6.        Selected Financial Data.....................................       10
     ITEM 7.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................       12
     ITEM 7A        Quantitative and Qualitative Disclosures about Market
                    Risk........................................................       22
     ITEM 8.        Financial Statements and Supplementary Data.................       24
     ITEM 9.        Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure........................................       47
PART III
     ITEM 10.       Directors and Executive Officers of the Registrant..........       47
     ITEM 11.       Executive Compensation......................................       47
     ITEM 12.       Security Ownership of Certain Beneficial Owners and
                    Management and Related Shareholders Matters.................       47
     ITEM 13.       Certain Relationships and Related Transactions..............       47
PART IV
     ITEM 14.       Controls and Procedures.....................................       48
     ITEM 15.       Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................       48
     Signatures     ............................................................       50

                                     PART I
                                     ITEM 1
                                    BUSINESS

GENERAL

     First Manitowoc Bancorp, Inc. (the "Corporation") is a Wisconsin corporation and registered bank holding company. The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. and a wholly-owned insurance subsidiary, Insurance Center of Manitowoc, Inc. Insurance Center of Manitowoc, Inc. also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life and health insurance.

     The Corporation acquired the Bank through the merger of the Bank into an interim national banking association formed as a Corporation subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders in 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Corporation's common stock. The Bank's charter was not affected by the merger. Currently, the Corporation has outstanding 6,937,268 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 605 holders of record on February 28, 2003.

     As of December 31, 2002, the Corporation had assets of approximately $565.8 million, net loans of approximately $340.7 million, and deposits of $416.1 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

     The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has twelve full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin. The Corporation's home page on the Internet is www.bankfirstnational.com. The Corporation's web site content is for information purposes only, and it should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

     Throughout this Form 10-K information from parts of other documents filed with the Securities and Exchange Commission ("SEC") is incorporated by reference. The SEC allows us to disclose important information by referring to it in this manner, and you should review this information.

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders' meeting, as well as any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the "About; First Manitowoc Bancorp, Inc." link of our web site, namely www.bankfirstnational.com/bancorp. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

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

DEPOSIT ACTIVITIES

     From December 31, 2001 to December 31, 2002, deposits increased $22.0 million or 5.6% to $416.1 million. From December 31, 2000 to December 31, 2001, deposits decreased $0.5 million or 0.1% to $394.1 million.

     No material portion of the Bank's deposits has been obtained from an individual or a few individuals (including federal, state and local governments and agencies) the loss of any one or more of which would have a materially adverse effect on the Bank.

LENDING ACTIVITIES

     The Bank has experienced growth in the number and dollar amount of loans as a result of relatively low interest rates and general marketing efforts. Loans sold and serviced for others are not included in these growth numbers. Loan portfolio growth from December 31, 2001 to December 31, 2002 was $16.7 million or 5.1%. In 2002, the amount of loans sold and serviced for others increased by $42.6 million compared to 2001. The loan portfolio reflected $0.9 million or 0.3% growth in 2001. In 2001, the Bank increased the amount of loans sold and serviced for others by $35.3 million. No material portion of the Bank's loans is concentrated within a single industry or group of related industries.

BANK SUBSIDIARY CORPORATIONS

     The Bank owns 49.8% of the outstanding common stock of United Financial Services, Inc. United Financial Services, Inc., located in Grafton, Wisconsin, provides data processing services to owner banks Baylake Bank and First National Bank in Manitowoc and to 51 other banks located in Wisconsin.

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

EMPLOYEES

     As of February 28, 2003, the Corporation employed 208 individuals, 83 of whom worked part-time.

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

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition in the Bank's market area is expected to continue for the foreseeable future.

SUPERVISION AND REGULATION

     General. The Corporation and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulation. Changes in such laws and regulations may have a material effect on the business and prospects of the Corporation and the Bank.

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

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from itself or the Corporation, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

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

     The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels.

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

     Deposit Insurance. As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank pays a quarterly deposit insurance premium assessment to the FDIC. The insurance premium assessment is based upon the FDIC's maintains risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on their regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The FDIC has authority to increase insurance assessments and is required under federal law to establish assessment rates that will maintain the insurance fund's ratio of reserves to insured deposits at $1.25 per $100. The Bank was classified as "well capitalized" at December 31, 2002.

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

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes the allowance for loan and lease losses, subject to certain limitations. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, the Bank's and the Corporation's ratio of Tier 1 to risk-weighted assets was 11.1% and 11.4%, respectively. As of December 31, 2002, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 12.0% and 12.3%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage capital ratio, of at least 4.0%. As of December 31, 2002, the Bank's and the Corporation's leverage capital ratio was 7.5% and 7.7%, respectively.

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

     Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Corporation.

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

     Anti-Terrorism Act. On October 6, 2002 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "Patriot Act") was signed into law. While not primarily banking legislation, the Patriot Act contained provisions requiring financial institutions to adopt a variety of policies aimed at preventing money-laundering. The OCC is the primary regulator for purposes of insuring compliance by the Bank with Patriot Act requirements and certain of those requirements will not become effective until adoption of implementing regulations by the OCC. Management of the Bank does not believe that compliance with the Patriot Act and its implementing regulations will have a significant impact on the Bank's business.

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

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

                                     ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

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

                                2002
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$14.00   $14.00   $14.50   $14.00   $14.50   $14.50   $14.50   $14.50

                                2001
---------------------------------------------------------------------
  1ST QUARTER       2ND QUARTER       3RD QUARTER       4TH QUARTER
---------------   ---------------   ---------------   ---------------
 HIGH     LOW      HIGH     LOW      HIGH     LOW      HIGH     LOW
 ----     ---      ----     ---      ----     ---      ----     ---
$13.38   $12.75   $13.38   $13.38   $13.63   $13.38   $14.00   $13.63

     All market information shown above has been restated for stock dividends and stock splits.

CASH DIVIDENDS

                             2002
--------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
  $0.043        $0.043        $0.043        $0.054      $0.183

                             2001
--------------------------------------------------------------
1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   TOTAL
-----------   -----------   -----------   -----------   -----
  $0.035        $0.035        $0.035        $0.045      $0.150

     All cash dividends shown above have been restated for stock dividends and stock splits.

HOLDERS

     As of February 28, 2003 there were approximately 605 holders of record of the Corporation's Shares.

DIVIDENDS

     The Corporation declared and paid cash dividends per share totaling $0.183 per share or $1,265,000 during fiscal 2002, and $0.150 per share or $1,041,000 during fiscal 2001. The Corporation currently expects that comparable cash dividends will continue in the future.

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

                                              2002         2001         2000         1999         1998
              FOR THE YEAR                    ----         ----         ----         ----         ----
Interest income.........................    $  30,811    $  35,421    $  34,979    $  27,097    $  26,819
Interest expense........................       11,978       17,982       18,995       13,602       14,152
Net interest income.....................       18,833       17,439       15,984       13,495       12,667
Provision for loan losses...............        1,950        3,000        1,065          851          800
Net interest income after provision for
  loan losses...........................       16,883       14,439       14,919       12,644       11,867
Other income............................        6,585        5,344        2,711        2,357        2,019
Other expense...........................       14,542       13,455       11,428        9,077        8,052
Net income..............................        7,089        5,405        5,301        4,928        4,601
Per Share Data:*
Net income -- basic and diluted.........    $   1.020    $   0.780    $   0.760    $   0.710    $   0.670
Cash dividends declared.................        0.183        0.150        0.140        0.128        0.115
Book value..............................        7.820        6.700        5.980        4.980        4.890
Weighted average shares outstanding.....    6,937,268    6,937,268    6,937,268    6,937,268    6,937,268
AT YEAR END
Total assets............................    $ 565,810    $ 527,304    $ 495,410    $ 462,518    $ 367,828
Loans...................................      344,103      327,440      326,571      298,640      228,917
Allowance for loan losses...............        3,384        2,737        3,824        3,700        3,124
Investment securities...................      135,747      126,754      114,375       95,621       95,639
Deposits................................      416,099      394,092      394,601      363,286      276,495
Repurchase Agreements...................       50,884       33,108       29,952       22,352       24,694
Borrowed funds..........................       38,138       47,179       23,000       38,000       28,802
Shareholders' equity....................       54,284       46,489       41,461       34,506       33,892
AVERAGE BALANCES
Assets..................................    $ 534,622    $ 505,518    $ 472,285    $ 390,092    $ 355,019
Deposits................................      387,953      384,856      373,035      293,575      267,332
Shareholders' equity....................       50,750       44,763       37,455       34,572       32,374
FINANCIAL RATIOS
Return on average assets................         1.33%        1.07%        1.12%        1.26%        1.30%
Return on average equity................        13.97%       12.07%       14.15%       14.25%       14.21%
Average equity to average assets........         9.49%        8.85%        7.93%        8.86%        9.12%
Dividend payout ratio...................        17.86%       19.26%       18.32%       17.96%       17.36%

-------------------------
* Per share data for 1998 through 2002 is restated to reflect the 25% stock dividend (five-for-four stock split) effective April 16, 1999, and the two-for-one stock splits effective June 30, 2000 and October 18, 2002.

                    SUMMARY QUARTERLY FINANCIAL INFORMATION

                                                                       THREE MONTHS ENDED,
                                                        --------------------------------------------------
                                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                        --------    -------    ------------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Selected Operations Data:
  Interest income...................................     $8,016     $7,910        $8,032         $6,853
  Interest expense..................................      3,131      2,998         2,981          2,868
     Net interest income............................      4,885      4,912         5,051          3,985
  Provision for loan losses.........................        225        525           325            875
  Other income......................................      1,242      1,194         1,265          2,884
  Other expenses....................................      3,513      3,292         3,631          4,106
     Income before income taxes.....................      2,389      2,289         2,360          1,888
  Provision for income taxes........................        520        493           507            317
     Net income.....................................      1,869      1,796         1,853          1,571
Per Share Data:*
  Net income -- Basic and Diluted...................     $ 0.27     $ 0.26        $ 0.27         $ 0.22
2001
Selected Operations Data:
  Interest income...................................     $9,164     $9,126        $8,951         $8,180
  Interest expense..................................      5,118      4,802         4,363          3,699
     Net interest income............................      4,046      4,324         4,588          4,481
  Provision for loan losses.........................        150        880           470          1,500
  Other income......................................      1,126      1,164         1,268          1,786
  Other expenses....................................      3,446      3,205         3,361          3,443
     Income before income taxes.....................      1,576      1,403         2,025          1,324
  Provision for income taxes........................        225        170           377            151
     Net income.....................................      1,351      1,233         1,648          1,173
Per Share Data:
  Net income -- Basic and Diluted...................     $ 0.19     $ 0.18        $ 0.24         $ 0.17

-------------------------
* Per share data has been adjusted to reflect the two-for-one stock split effective October 18, 2002.

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

                                     ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Balance Sheet Analysis

     December 31, 2002 compared to December 31, 2001

     For the twelve-month periods ended December 31, 2001 and December 31, 2002, total assets increased $38.5 million or 7.3%. Investment securities increased $9.0 million, while net loans increased $16.0 million. Total deposits increased $22.0 million.

Liquidity Management

     Liquidity management describes the ability of the Bank to access funding sources at a minimum cost to meet fluctuating deposit, withdrawal, and loan demand needs and to fund current and planned expenditures. The Bank maintains its asset liquidity position internally through short-term investments, the maturity distribution of the investment portfolio, loan repayments and income from interest earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. Refer to Note 3 in the Consolidated Financial Statements for a table showing the maturity distribution of the Bank's securities portfolio and the related estimated fair value. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event that will have a material impact on the Bank's ability to maintain liquidity at satisfactory levels.

Capital Resources and Adequacy

     Total shareholders' equity increased $7.8 million or 16.8% in 2002 to $54.3 million at the end of the year from $46.5 million at December 31, 2001. Net income of $7.1 million and an increase of $2.0 million in accumulated other comprehensive income less $1.3 million dividends paid primarily contributed to this increase.

     One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4.0%. The Bank's leverage ratio for the years ended December 31, 2002, 2001, and 2000 was 7.5%, 6.8%, and 6.8%, respectively.

     Another measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk-based capital ratio of 8.0%. The Bank's ratio at December 31, 2002, and for each of the two preceding years was 12.0%, 11.3%, and 10.7%, respectively. According to FDIC capital guidelines, the Bank is considered to be "well capitalized" as of December 31, 2002.

     Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 15 in the Consolidated Financial Statements for additional discussion of regulatory matters.

     The following discussion is designed to provide a better understanding of the results of operations of the Corporation and should be read in conjunction with the Consolidated Financial Statements and Notes.

Results of Operations Overview for fiscal years 2002, 2001 and 2000

     The Corporation reported $7,089,000 in net income for 2002 or $1.02 per share compared to 2001 net income of $5,405,000 or $0.78 per share, and $5,301,000 or $0.77 per share for 2000. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $5,405,000 achieved in 2001. The improvement was primarily attributed to growth in net interest income and other operating income, the Corporation's major income components. Return on average assets was 1.33%, 1.07% and 1.12% in 2002, 2001 and 2000, respectively. Return on average equity was 13.97% for 2002, 12.07% for 2001, and 14.15% for 2000.

Net Interest Income and Net Interest Margin

     Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. Interest rates fell during 2002 and 2001. Because deposits, loans and investments reprice at different rates and as a result of changes in volume, the Bank's net interest income, on a fully tax-equivalent basis, increased in both 2002 and 2001.

     Net interest income (on a tax equivalent basis) for 2002 increased by $1,132,000 or 5.8% compared to the year ended December 31, 2001, while 2001 net interest income increased by $1,668,000 or 9.3% from the previous year ended December 31, 2000. The smaller rate of increase for 2002 is the result of the relatively small increase in loans and a significant decrease in interest rates during 2002. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities (deposits). Interest rate spread for the years ended December 31, 2002, 2001 and 2000 was 3.76%, 3.55%, and 3.51%, respectively. See the Table 1 titled "Average Balances, Yields and Rates" for additional information.

     Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. For 2002, the net interest margin was 4.20% compared to 4.21% in 2001. The net interest margin for 2000 was 4.21%. These changes are the result of repricing as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

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

                       AVERAGE BALANCES, YIELD AND RATES

TABLE 1

                                         TWELVE MONTHS ENDED             TWELVE MONTHS ENDED             TWELVE MONTHS ENDED
                                          DECEMBER 31, 2002               DECEMBER 31, 2001               DECEMBER 31, 2000
                                    -----------------------------   -----------------------------   -----------------------------
                                               INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                    AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
                                    BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE
                                    -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                           (IN THOUSANDS)
ASSETS:

Interest-Earning Assets:
Money Market Investments:
Federal Funds Sold................  $ 20,749   $   336     1.62%    $  9,917   $   385     3.89%    $  7,257   $   493     6.77%
Investment Securities:
US Treasury Securities and
  Obligations of US Government
  Agencies........................    65,727     3,365     5.12%      53,625     3,727     6.97%      43,649     3,032     6.95%
Tax Exempt Obligations of States
  and Political Subdivisions......    64,163     4,587     7.15%      61,897     4,492     7.28%      55,691     4,244     7.62%
All Other Investment Securities...     8,525       623     7.31%       8,904       614     6.91%       5,876       521     8.86%
                                    --------   -------    ------    --------   -------    ------    --------   -------    ------
Total Investment Securities.......   138,415     8,575     6.20%     124,426     8,833     7.12%     105,216     7,797     7.41%
Loans Net of Unearned Income:
Commercial Loans..................    98,948     7,713     7.80%      99,964     9,808     9.84%     102,897    11,379    11.06%
Mortgage Loans....................   213,685    13,670     6.40%     206,329    15,761     7.66%     188,405    14,663     7.78%
Installment Loans.................    17,273     1,692     9.80%      18,593     1,872    10.10%      18,486     1,848    10.00%
Other Loans.......................     5,752       772    13.42%       7,196       971    13.53%       5,261       795    15.10%
                                    --------   -------    ------    --------   -------    ------    --------   -------    ------
Total Loans.......................   335,658    23,847     7.10%     322,082    28,412     8.58%     315,049    28,685     9.10%
                                    --------   -------    ------    --------   -------    ------    --------   -------    ------
Total Interest-Earning Assets.....   494,822    32,758     6.62%     466,425    37,630     8.07%     427,522    36,975     8.65%
Cash and Due From Banks...........    12,668                          13,166                          12,385
Other Assets......................    28,918                          30,062                          27,739
Allowance for Loan and Lease
  Losses..........................    (2,851)                         (4,135)                         (3,760)
                                    --------                        --------                        --------
Total Assets......................  $533,557                        $505,518                        $463,886
                                    ========                        ========                        ========
LIABILITIES:
Interest-Bearing Liabilities:
Savings Deposits..................  $ 42,325   $   131     0.31%    $ 39,600   $   655     1.66%    $ 39,998   $   896     2.24%
Market Plus Accounts..............    63,295       803     1.27%      63,663     2,063     3.25%      61,229     2,922     4.76%
Super NOW Accounts................    25,565       329     1.29%      21,738       533     2.46%      18,049       493     2.72%
Money Market Deposit Accounts.....    18,606       237     1.27%      21,973       725     3.31%      18,612       916     4.91%
Certificates of Deposit and IRA
  Deposits........................   179,883     7,385     4.11%     183,304    10,493     5.74%     173,799    10,347     5.94%
Repurchase Agreements.............    47,057     1,310     2.78%      30,884     1,511     4.91%      23,250     1,329     5.72%
Federal Funds Purchased...........         6         0     2.35%         578        32     5.55%         932        54     5.83%
Borrowings........................    42,170     1,783     4.23%      37,102     1,970     5.32%      33,362     2,038     6.11%
                                    --------   -------    ------    --------   -------    ------    --------   -------    ------
Total Interest-Bearing
  Liabilities.....................   418,907    11,978     2.86%     398,842    17,982     4.52%     369,231    18,995     5.14%
Demand Deposits...................    58,279                          54,578                          53,433
Other Liabilities.................     6,663                           7,335                           5,454
                                    --------                        --------                        --------
Total Liabilities.................   483,849                         460,755                         428,118
Shareholders' Equity..............    49,708                          44,763                          35,768
                                    --------                        --------                        --------
Total Liabilities & Equity........  $533,557                        $505,518                        $463,886
                                    ========                        ========                        ========
Recap:
Interest Income...................  $ 32,758      6.62%             $ 37,629      8.07%             $ 36,975      8.65%
Interest Expense..................    11,978      2.86%               17,982      4.52%               18,995      5.14%
                                    --------                        --------                        --------
Net Interest Income/Spread........  $ 20,780      3.76%             $ 19,648      3.55%             $ 17,980      3.51%
Contribution of
  Non-Interest-Bearing Funds......                0.44%                           0.67%                           0.70%
Net Interest Margin...............                4.20%                           4.21%                           4.21%
Ratio of Average Interest-Earning
  Assets to Average
  Interest-Bearing Liabilities....              118.12%                         116.94%                         115.79%

                       RATE AND VOLUME VARIANCE ANALYSIS
                           BASED ON AVERAGE BALANCES

TABLE 2

                                                                 2002 COMPARED TO 2001        2001 COMPARED TO 2000
                                                                 INCREASE (DECREASE) IN       INCREASE (DECREASE) IN
                                                                  NET INTEREST INCOME          NET INTEREST INCOME
                                                               --------------------------   --------------------------
                                                                 NET     DUE TO    DUE TO     NET     DUE TO    DUE TO
                                                               CHANGE     RATE     VOLUME   CHANGE     RATE     VOLUME
                                                               ------    ------    ------   ------    ------    ------
                                                                                   (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Money Market Investments:
Federal Funds Sold..........................................   $   (49)  $  (310)  $ 261    $  (108)  $  (286)  $  178
                                                               -------   -------   ------   -------   -------   ------
Investment Securities:
US Treasury Securities and Obligations of US Government
  Agencies..................................................      (362)   (1,102)    740        695         0      695
Tax Exempt Obligations of States and Political
  Subdivisions..............................................        95       (68)    163        248      (229)     477
All Other Investment Securities.............................         9        36     (27)        93      (175)     268
                                                               -------   -------   ------   -------   -------   ------
Total Investment Securities.................................      (258)   (1,134)    876      1,036      (404)   1,440
                                                               -------   -------   ------   -------   -------   ------
Loans Net of Unearned Income:
Commercial Loans............................................    (2,095)   (1,996)    (99)    (1,571)   (1,250)    (321)
Mortgage Loans..............................................    (2,091)   (2,638)    547      1,098      (289)   1,387
Installment Loans...........................................      (180)      (50)   (130)        24        13       11
Other Loans.................................................      (199)       (5)   (194)       176      (116)     292
                                                               -------   -------   ------   -------   -------   ------
Total Loans.................................................    (4,565)   (4,688)    123       (273)   (1,642)   1,369
                                                               -------   -------   ------   -------   -------   ------
Total Interest-Earning Assets...............................   $(4,872)  $(6,132)  $1,260   $   655   $(2,332)  $2,987
                                                               =======   =======   ======   =======   =======   ======
INTEREST-BEARING LIABILITIES:
Savings Deposits............................................   $  (524)  $  (566)  $  42    $  (241)  $  (234)  $   (7)
Market Plus Accounts........................................    (1,260)   (1,248)    (12)      (859)     (968)     109
Super NOW Accounts..........................................      (204)     (286)     82         40       (59)      99
Money Market Deposit Accounts...............................      (488)     (390)    (98)      (191)     (354)     163
Certificates of Deposit and IRA Deposits....................    (3,108)   (2,915)   (193)       146      (403)     549
Repurchase Agreements.......................................      (201)     (806)    605        182      (256)     438
Federal Funds Purchased.....................................       (32)      (12)    (20)       (22)       (2)     (20)
Borrowings..................................................      (187)     (434)    247        (68)     (352)     284
                                                               -------   -------   ------   -------   -------   ------
Total Interest-Bearing Liabilities..........................   $(6,004)  $(6,658)  $ 654    $(1,013)  $(2,628)  $1,615
                                                               -------   -------   ------   -------   -------   ------
Net Change in Net Interest Income...........................   $ 1,132   $   526   $ 606    $ 1,668   $   296   $1,372
                                                               =======   =======   ======   =======   =======   ======

Provision and Allowance for Loan Losses

     For the year ended December 31, 2002, the Bank recorded net charge-offs of $1,303,000 compared to net charge-offs of $4,087,000 in 2001 and $941,000 in
2000. The large increase in net charge-offs in 2001 is primarily the result of one commercial loan charge-off in the amount of $2,073,000. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio.

     Gross charge-offs amounted to $1,578,000 in 2002, $4,134,000 in 2001, and $996,000 in 2000, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $275,000 in 2002, $47,000 in 2001, and $55,000 in 2000.

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

     The allowance for loan losses of $3,384,000 as of December 31, 2002 amounted to 0.98% of the outstanding loan portfolio. As of December 31, 2001, the $2,737,000 allowance for loan losses was 0.84% of gross loans, and the allowance for loan losses of $3,824,000 as of December 31, 2000 represented 1.17% of gross loans. Analysis by internal loan review supports the adequacy of the allowance. Management has determined that the allowance for loan losses is adequate to absorb probable loan losses as of December 31, 2002. See Note 4 in the Consolidated Financial Statements.

     The allocation of the allowance for loan losses is shown in the following table.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

TABLE 3

                                                                   DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------
                                     % OF                      % OF                      % OF                      % OF
                                    LOANS                     LOANS                      LOAN                     LOANS
                                 IN CATEGORY               IN CATEGORY               IN CATEGORY               IN CATEGORY
                                   TO TOTAL                  TO TOTAL                  TO TOTAL                  TO TOTAL
                        2002        LOANS         2001        LOANS         2000        LOANS         1999        LOANS
                        ----     -----------      ----     -----------      ----     -----------      ----     -----------
                                                                  (IN THOUSANDS)
Specific Problem
  Loans..............  $1,974                    $  843                    $  625                    $  694
Loan Type Allocation:
Commercial &
  Agricultural.......   1,006        29.5         1,476        26.4         2,688        29.1          31.3
Commercial Real
  Estate.............      31        30.2           103        26.0           436        23.4           192        23.2
Residential Real
  Estate.............      13        36.7            19        40.1            25        40.3            72        38.2
Consumer.............      77         3.6            12         7.5            36         7.2            49        7.13
                       ------                    ------                    ------                    ------
                        1,127                     1,610                     3,185                     2,382
Unallocated..........     283                       284                        14                       624
                       ------                    ------                    ------                    ------
Total................  $3,384                    $2,737                    $3,824                    $3,700
                       ======                    ======                    ======                    ======

                            DECEMBER 31,
                       -----------------------
                                     % OF
                                    LOANS
                                 IN CATEGORY
                                   TO TOTAL
                        1998        LOANS
                        ----     -----------
                           (IN THOUSANDS)
Specific Problem
  Loans..............  $  516
Loan Type Allocation:
Commercial &
  Agricultural.......   2,087        39.8
Commercial Real
  Estate.............     127        16.6
Residential Real
  Estate.............      76        37.2
Consumer.............      16         6.4
                       ------
                        2,306
Unallocated..........     302
                       ------
Total................  $3,124
                       ======

     Specific problem loans include the allocation of the allowance for specific problem credits. Loan volume allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories.

     The allocation and total for the allowance for loan losses is not to be interpreted as a single year's exposure for loss nor the loss for any specified time period.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

TABLE 4

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                         2002      2001      2000      1999      1998
                                                         ----      ----      ----      ----      ----
                                                                        (IN THOUSANDS)
Balance at beginning of period......................    $2,737    $3,824    $3,700    $3,124    $2,608
Charge-offs:
     Commercial Real Estate.........................    $    0    $    0    $   83    $    0    $    0
     Residential Real Estate........................       272        22         2        22        21
     Commercial & Agricultural......................     1,095     3,872       668       838       259
     Consumer.......................................       211       240       243       105        43
                                                        ------    ------    ------    ------    ------
                                                        $1,578    $4,134    $  996    $  965    $  323
                                                        ======    ======    ======    ======    ======
Recoveries:
     Commercial Real Estate.........................    $    8    $    0    $    9    $   13    $   13
     Residential Real Estate........................        17         2         2        12         0
     Commercial & Agricultural......................       211        21        27        70         9
     Consumer.......................................        39        24        17        21        17
                                                        ------    ------    ------    ------    ------
                                                        $  275    $   47    $   55    $  116    $   39
                                                        ======    ======    ======    ======    ======
Net charge-offs.....................................     1,303     4,087       941       849       284
Provision for loan losses...........................     1,950     3,000     1,065       851       800
Balance related to acquisition......................         0         0         0       574         0
                                                        ------    ------    ------    ------    ------
Balance at end of period............................    $3,384    $2,737    $3,824    $3,700    $3,124
                                                        ======    ======    ======    ======    ======
Ratio of net charge-offs during period to average
  loans outstanding during period...................     0.39%     1.23%     0.30%     0.35%     0.12%
Ratio of allowance for loan losses to total loans...     0.98%     0.84%     1.17%     1.24%     1.36%

     The increase in the allowance for loan losses from $2,737,000 at December 31, 2001 to $3,384,000 at December 31, 2002 is primarily due to an increase in the provision for loan losses because of slow economic activity and higher current problem loans. The higher than normal recoveries of loans previously charged off also is a factor in the increased allowance for loan losses. Management's analysis of the allowance for loan losses at December 31, 2002 indicates that the balance is adequate.

Other Income

     Other income increased $1,241,000, or 23.2%, from 2001 to 2002. The growth resulted primarily from an increase in Trust service fees, an increase in loan servicing income, and increases in gain on sales of mortgage loans held for sale. Increases in gain on sales of mortgage loans resulted from the lower interest rate environment that increased loan demand and related fee income.

     Other income increased $2,633,000, or 97.1%, from 2000 to 2001. The growth resulted primarily from $1,497,000 of insurance commission income from the Insurance Center acquisition, an increase in loan servicing income, and increases in gain on sales of mortgage loans held for sale.

Other Expense

     Other expense increased by $1,087,000, or 8.1%, from 2001 to 2002. This change was primarily a result of increases in salaries and employee benefits due to annual merit increases for employees. Other accounts with significantly higher expenses included data processing, occupancy expense, insurance commissions, software amortization, legal and professional fees, marketing, and telephone expenses.

     Other expenses increased by $2,027,000, or 17.7%, from 2000 to 2001. This change was primarily a result of increases in salaries and employee benefits due to additional salaries, commissions, and related benefits for employees acquired in the Insurance Center acquisition, and annual merit increases for employees. Occupancy expense increased due to offices obtained in the Insurance Center acquisition. Amortization of goodwill increased as a result of the Insurance Center acquisition.

Income Taxes

     The effective tax rates for the Corporation were 20.58%, 14.59%, and 14.53%, for 2002, 2001, and 2000 respectively. The effective tax rate remained consistent from 2000 to 2001. The increase in the effective tax rate for 2002 is a result of higher taxable income in 2002. The primary reason for higher taxable income is that the percent of non-taxable municipal interest income is much less as a percent of total income than in past years dropping from 17% of pretax net income in 2001 to 11% in 2002. See Note 13 in the Consolidated Financial Statements.

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

     Total securities amounted to $135.7 million and $126.8 million as of December 31, 2002 and 2001, respectively. The higher level of investments in securities resulted primarily from the increase in available funds derived from increases in deposits and securities sold under repurchase agreements.

     The Bank manages its investment portfolios within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities. The Bank had no concentrations of securities from any single issues that exceeded 10% of shareholders' equity. Table 5 exhibits the distribution, by type, of the investment portfolio as of December 31.

                         SECURITIES AVAILABLE FOR SALE

TABLE 5

                                              DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                              -----------------   -----------------   -----------------
                                                                   (IN THOUSANDS)
U.S. Treasury securities and obligations of
  U.S. Government corporations and
  agencies..................................      $ 16,427            $  6,067            $ 19,431
Obligations of states and political
  subdivisions..............................        62,784              62,657              60,708
Mortgage-backed securities..................        50,915              55,153              30,609
Corporate Notes.............................           999                 999                 948
Other securities............................             0                 276               2,100
                                                  --------            --------            --------
          Total amortized cost..............      $131,125            $125,152            $113,796
                                                  ========            ========            ========
          Total fair value..................      $135,747            $126,754            $114,375
                                                  ========            ========            ========

     The following table presents the maturity by type of the investment portfolio for the year ended December 31, 2002.

                         INVESTMENT PORTFOLIO ANALYSIS

TABLE 6

                                                        DECEMBER 31, 2002
                       ------------------------------------------------------------------------------------
                                                                     MORTGAGE-BACKED
                       U.S. GOVT AGENCIES           MUNICIPALS          SECURITIES         CORPORATE NOTES
                       -------------------      ------------------   ----------------      ----------------
                         BOOK      AVG TE        BOOK      AVG TE     BOOK     AVG TE       BOOK    AVG TE
DESCRIPTION & TERM       VALUE      YIELD        VALUE     YIELD      VALUE    YIELD       VALUE     YIELD
------------------       -----     ------        -----     ------     -----    ------      -----    ------
                                                          (IN THOUSANDS)
0 - 12 months........  $  1,998     1.23%       $ 1,551     6.69%    $25,218    4.95%       $899     6.50%
1 - 5 Years..........     9,678     3.80%         8,164     7.65%     25,166    4.50%          0      n/a
5 - 10 Years.........     4,751     3.97%        29,010     7.38%        531    6.41%        100     7.30%
Over 10 Years........         0      n/a         24,059     7.09%          0     n/a           0      n/a
                       --------     ----        -------     ----     -------    ----        ----     ----
Total................  $164,427     3.54%       $62,784     7.29%    $50,915    4.74%       $999     6.36%
                       ========     ====        =======     ====     =======    ====        ====     ====

                         DECEMBER 31, 2002
                       ----------------------

                         TOTAL
                       AMORTIZED   TOTAL FAIR
DESCRIPTION & TERM       COST        VALUE
------------------     ---------   ----------
                           (IN THOUSANDS)
0 - 12 months........  $ 29,666     $ 30,033
1 - 5 Years..........    43,008       44,192
5 - 10 Years.........    34,392       36,255
Over 10 Years........    24,059       25,267
                       --------     --------
Total................  $131,125     $135,747
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

     Bank underwriting procedures are based on a process which evaluates the management, repayment ability, collateral support, credit history, and overall financial strength of prospective and current customers from a relationship oriented perspective. Residential mortgage loans are predominantly underwritten to general Federal National Mortgage Association (FNMA) guidelines.

     The Bank extends the following types of credit: commercial loans, agricultural loans, real estate loans and consumer loans.

     Commercial loans are often secured with first liens on accounts receivable, inventory and/or equipment. Commercial loans generally have loan to value ratios of 80% or less. Agricultural loans are collateralized with first liens on crops, farm products, farm personal property and/or real estate. Agricultural loans generally have loan to value ratios of 70% or less, except for agricultural real estate loans which have loan to value ratios of 80% or less. Real estate loans include commercial real estate loans and residential real estate loans. Real estate loans are collateralized with first mortgages. Commercial real estate loans generally have loan to value ratios of 80% or less while residential real estate loans have loan to value ratios of 90% or less. Consumer loans include loans to individuals for personal, family or household purposes. Consumer loans may be secured with first lien positions or be unsecured depending upon the credit quality. The Bank will make subordinate loans in any category if the borrower's financial position justifies it. The Bank is not involved in credit risk insurance.

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

     The risks associated with the Bank's loan categories are as follows:

     Commercial and Agricultural. Credit risk is considered moderate. Past due loans are below industry averages. The portfolio is fairly diversified with no significant concentrations within one industry. Agricultural loans represent approximately 5% of total loans.

     Real Estate. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

     Consumer. Credit risk is considered moderate, with delinquency ratios and non-performing loans at low levels.

     No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 2002 was $8,472,000.

     Extensions of credit used predominantly for business or agricultural purposes are classified as commercial and agricultural loans. Commercial loans include lines of credit for seasonal requirements of businesses, short-term loans payable within 12 months for one time specific purposes and term loans with maturities greater than 12 months for capital assets and fixed assets which are amortized and repaid from cash flow. Agricultural loans include short-term farm operating loans, intermediate-term farm personal property loans and long-term agricultural real estate loans. Agricultural real estate loans generally are written for one to two year terms with amortizations exceeding five years. Commercial term loans for capital assets and fixed assets and commercial real estate loans that have maturities of more than five years are generally arranged through government assisted financing programs such as Small Business Administration (SBA).

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

                           SUMMARY OF LOAN PORTFOLIO

TABLE 7

                                             LOANS OUTSTANDING AS OF DECEMBER 31,
                           ------------------------------------------------------------------------
                                    2002                     2001                     2000
                           ----------------------   ----------------------   ----------------------
                                      PERCENT OF               PERCENT OF               PERCENT OF
                            AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------    -----------    ------    -----------    ------    -----------
                                                        (IN THOUSANDS)
Commercial and
 Agricultural............  $101,531      29.51%     $ 86,565      26.44%     $ 94,886      29.06%
Commercial Real Estate...   104,042      30.24%       85,036      25.97%       76,478      23.42%
Residential Real
 Estate..................   126,122      36.65%      131,362      40.12%      131,592      40.29%
Consumer.................     9,470       2.75%       23,213       7.08%       22,270       6.82%
Other....................     2,938        .85%        1,264        .39%        1,345        .41%
                           --------     -------     --------     -------     --------     -------
Total....................  $344,103     100.00%     $327,440     100.00%     $326,571     100.00%
                           ========     =======     ========     =======     ========     =======

                                LOANS OUTSTANDING AS OF DECEMBER 31,
                           -----------------------------------------------
                                    1999                     1998
                           ----------------------   ----------------------
                                      PERCENT OF               PERCENT OF
                            AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                            ------    -----------    ------    -----------
                                           (IN THOUSANDS)
Commercial and
 Agricultural............  $ 93,550      31.33%     $ 91,122      39.81%
Commercial Real Estate...    69,248      23.19%       38,018      16.61%
Residential Real
 Estate..................   114,175      38.23%       85,115      37.18%
Consumer.................    20,199       6.76%       13,783       6.02%
Other....................     1,468        .49%          879        .38%
                           --------     -------     --------     -------
Total....................  $298,640     100.00%     $228,917     100.00%
                           ========     =======     ========     =======

                          MATURITIES OF LOAN PORTFOLIO

TABLE 8

                                                                 DECEMBER 31, 2002
                                   ------------------------------------------------------------------------------
                                     COMMERCIAL      COMMERCIAL     RESIDENTIAL
MATURING                           & AGRICULTURAL    REAL ESTATE    REAL ESTATE    CONSUMER    OTHER      TOTAL
--------                           --------------    -----------    -----------    --------    -----      -----
                                                                   (IN THOUSANDS)
0-12 months....................       $ 51,074        $ 34,601       $ 64,762       $5,040     $1,304    $156,781
1-5 years......................         43,047          63,306         53,793        2,448      1,634     164,228
Over 5 years...................          7,410           6,135          7,567        1,982          0      23,094
                                      --------        --------       --------       ------     ------    --------
Total..........................       $101,531        $104,042       $126,122       $9,470     $2,938    $344,103
                                      ========        ========       ========       ======     ======    ========

MATURING                               FIXED RATE                   ADJUSTABLE RATE                    TOTAL
--------                               ----------                   ---------------                    -----
0-12 months...................          $ 98,239                       $ 58,542                       $156,781
1-5 years.....................           111,905                         52,323                        164,228
Over 5 years..................             8,085                         15,009                         23,094
                                        --------                       --------                       --------
Total.........................          $218,229                       $125,874                       $344,103
                                        ========                       ========                       ========

     The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit or is subject. The Bank had no foreign loans in its portfolio as of December 31, 2002.

     It is the policy of the Bank to place a loan on nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A nonaccrual loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 2002 and 2001 were $1,801,000 and $2,312,000, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included commercial loans, agricultural loans and residential real estate loans. However, no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

                        RISK ELEMENTS OF LOAN PORTFOLIO

TABLE 9

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                   2002        2001        2000        1999        1998
                                                   ----        ----        ----        ----        ----
                                                                      (IN THOUSANDS)
Nonaccrual loans..............................    $1,801      $2,312      $1,765      $1,618      $  927
Accruing loans past due 90 days or more.......         2         529         419          21         181
                                                  ------      ------      ------      ------      ------
Total nonperforming loans.....................    $1,803      $2,841      $2,184      $1,639      $1,108
Nonperforming loans as a percent of loans.....      0.52%       0.87%       0.67%       0.55%       0.47%
Ratio of the allowance for loan losses to
  nonperforming loans.........................       187%         96%        175%        226%        282%

     Total nonperforming loans at December 31, 2002 were $1,803,000, a decrease of $1,038,000 from $2,841,000 at December 31, 2001.

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

Deposits

     Deposit liabilities increased $22.0 million from $394.1 million at December 31, 2001 to $416.1 million at December 31, 2002. The Bank continues to experience strong competition from other commercial banks, credit unions, the stock market and mutual funds. There are no predetermined divisions in the asset/liability policy for the mix of deposits. Table 1 displays the average balances and average rates paid on all major deposits classifications for 2002, 2001 and 2000.

     The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 2002 and 2001.

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE

TABLE 10

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
3 months or less............................................    $ 9,994     $12,381
3-6 months..................................................      9,871       9,209
6-12 months.................................................     16,965      13,612
Over 12 months..............................................      8,439       4,003
                                                                -------     -------
TOTAL.......................................................    $45,269     $39,205
                                                                =======     =======

Borrowings

     FHLB advances decreased from $45.0 million at December 31, 2001 to $35.0 million at December 31, 2002, a decrease of $10.0 million or 22.2%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter. Promissory notes to former shareholders of the Insurance Center at 9% maturing July 1, 2008 totaled $405,000 at December 31, 2002, and promissory notes to former shareholders of the Insurance Center at prime plus 1% were $733,000 at December 31, 2002. These promissory notes decreased by $788,000 or 40.9% from December 31, 2001 to December 31, 2002.

                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's primary exposure to market risk relates to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk through our banking operations. The Bank monitors interest rate factors on a monthly basis to assess interest rate risk of the portfolio of assets and liabilities. Maturity terms of assets are matched to the maturity terms of liabilities to the extent possible. The maturity structure of the municipal securities, however, is long term to optimize tax advantages and yield returns within an acceptable level of market risk. In addition, based on prior experience, the average life of the mortgage backed securities has been shorter than the scheduled maturities. There are no interest rate caps or floors on variable rate instruments that could affect the cash flows on those instruments. Variable rate loans, investments and deposits reprice immediately because they are related to changes in the prime rate of interest.

Fixed rate commercial loans reprice at least annually. Fixed rate real estate loans are scheduled for 1 to 2 year terms with balloon payments. Loans do not have prepayment penalty clauses. The following table also assumes all loans and deposits will be renewed under the same terms. Interest rates on those renewals are based on anticipated rates at the date of renewal. There is a 20% prepayment assumption for the entire loan portfolio based on historical trends. The following table shows the expected cash flows and yields for interest earning assets and interest bearing liabilities.

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

TABLE 11

                                                                EXPECTED PERIOD OF MATURITY
                               ----------------------------------------------------------------------------------------------
                                          YIELD/             YIELD/             YIELD/             YIELD/              YIELD/
DECEMBER 31, 2002              BALANCE     RATE    BALANCE    RATE    BALANCE    RATE    BALANCE    RATE    BALANCE     RATE
-----------------              -------    ------   -------   ------   -------   ------   -------   ------   -------    ------
                                                                       (IN THOUSANDS)
Short term investments(V)....  $ 36,354   1.00%    $     0     n/a    $     0     n/a    $     0     n/a    $      0     n/a
US Treasury, Agency and other
 securities(F)...............     2,897   2.86%          0     n/a        500   3.10%      6,447   3.26%      10,440   4.53%
Mortgage backed
 securities(F)...............    22,877   5.03%     13,945   4.02%      6,305   4.92%      3,089   4.67%       2,365   6.20%
Mortgage backed
 securities(V)...............     2,334   4.18%          0     n/a          0     n/a          0     n/a           0     n/a
Municipal securities(F)......     1,555   4.44%      1,686   5.11%      2,938   4.95%      2,665   5.20%      52,872   4.85%
Municipal securities(V)......         0     n/a          0     n/a          0     n/a          0     n/a       1,240   1.55%
Commercial loans(F)..........    15,570   7.22%     11,310   7.46%      8,369   7.19%      5,507   7.17%       7,875   7.18%
Commercial loans(V)..........    35,504   4.68%      4,627   4.27%      2,303   5.04%      1,311   4.33%       9,154   5.38%
Commercial Real Estate(F)....    19,544   7.35%     15,230   7.16%      8,121   6.66%      2,966   7.61%       3,341   7.96%
Commercial Real Estate(V)....    15,057   4.78%      6,417   5.47%     10,912   5.28%      6,949   5.05%      15,504   4.90%
Real estate loans(F).........    57,179   7.40%     37,903   7.45%      6,597   7.37%      2,022   7.70%       5,540   6.74%
Real estate loans(V).........     7,583   4.88%      1,479   5.11%      2,093   5.24%      1,659   5.01%       4,067   5.49%
Consumer loans(F)............     5,947   6.55%      1,921   9.19%      1,280   9.00%        440   8.96%       1,566   6.21%
Consumer loans(V)............       397   4.34%        143   4.91%          9   5.25%          0     n/a         705   3.48%
                               --------   -----    -------   -----    -------   -----    -------   -----    --------   -----
Total interest earning
 assets......................  $222,798   5.39%    $94,661   6.86%    $49,427   6.54%    $33,055   4.96%    $114,669   5.02%
                               ========   =====    =======   =====    =======   =====    =======   =====    ========   =====
Interest bearing
 deposits(F).................  $179,041   2.69%    $18,502   4.01%    $23,600   4.01%    $ 4,591   4.44%    $  3,595   4.55%
Interest bearing
 deposits(V).................   121,226   1.11%          0     n/a          0     n/a          0     n/a           0     n/a
Repurchase agreements(F).....    24,168   3.29%          0     n/a          0     n/a          0     n/a           0     n/a
Repurchase agreements(V).....    26,716   1.13%          0     n/a          0     n/a          0     n/a           0     n/a
Borrowed funds(F)............     7,733   3.65%     15,000   3.64%          0     n/a          0     n/a      15,405   9.00%
Borrowed funds(V)............         0     n/a          0     n/a          0     n/a          0     n/a           0     n/a
                               --------   -----    -------   -----    -------   -----    -------   -----    --------   -----
Total interest bearing
 liabilities.................  $371,617   2.13%    $33,502   3.84%    $23,600   4.01%    $ 4,591   4.44%    $ 19,000   5.00%
                               ========   =====    =======   =====    =======   =====    =======   =====    ========   =====

                               EXPECTED PERIOD OF MATURITY
                               ----------------------------
                                          YIELD/    MARKET
DECEMBER 31, 2002              BALANCE     RATE     VALUE
-----------------              -------    ------    ------
                                      (IN THOUSANDS)
Short term investments(V)....  $ 36,354   1.00%    $ 36,354
US Treasury, Agency and other
 securities(F)...............    20,284   3.84%    $ 16,603
Mortgage backed
 securities(F)...............    48,581   4.77%      49,432
Mortgage backed
 securities(V)...............     2,334   4.18%       2,334
Municipal securities(F)......    61,716   4.89%      62,287
Municipal securities(V)......     1,240   1.55%       1,240
Commercial loans(F)..........    48,631   7.26%      48,582
Commercial loans(V)..........    52,900   4.77%      52,900
Commercial Real Estate(F)....    49,202   7.24%      48,713
Commercial Real Estate(V)....    54,840   5.03%      54,840
Real estate loans(F).........   109,241   7.39%     111,880
Real estate loans(V).........    16,881   5.10%      16,881
Consumer loans(F)............    11,154   6.92%      11,326
Consumer loans(V)............     1,254   3.93%       1,254
                               --------   -----    --------
Total interest earning
 assets......................  $514,612   5.63%    $514,626
                               ========   =====    ========
Interest bearing
 deposits(F).................  $229,329   3.00%     232,392
Interest bearing
 deposits(V).................   121,226   1.11%     121,226
Repurchase agreements(F).....    24,168   3.29%      24,324
Repurchase agreements(V).....    26,716   1.13%      26,716
Borrowed funds(F)............    38,138   4.00%      39,079
Borrowed funds(V)............         0     n/a           0
                               --------   -----    --------
Total interest bearing
 liabilities.................  $452,310   2.46%    $443,737
                               ========   =====    ========

-------------------------
(V) Variable repricing terms
(F) Fixed repricing terms

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

     We have audited the accompanying consolidated balance sheets of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Wipfli Ullrich Bertelson LLP
January 31, 2003
Green Bay, Wisconsin

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
Cash and due from banks.....................................    $ 17,139    $ 17,947
Interest-bearing deposits...................................      18,491       9,165
Federal funds sold..........................................      20,459      12,784
                                                                --------    --------
Cash and cash equivalents...................................      56,089      39,896
Securities available for sale, at fair value................     135,747     126,754
Other investments (at cost).................................       2,858       2,633
Loans held for sale.........................................          --         211
Loans, net..................................................     340,719     324,703
Premises and equipment......................................       8,653       9,431
Goodwill....................................................       8,968       8,968
Intangible assets...........................................       2,143       2,016
Other assets................................................      10,633      12,692
                                                                --------    --------
Total Assets................................................    $565,810    $527,304
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits....................................................    $416,099    $394,092
Securities sold under repurchase agreements.................      50,884      33,108
Borrowed funds..............................................      38,138      47,179
Other liabilities...........................................       6,405       6,436
                                                                --------    --------
Total liabilities...........................................     511,526     480,815
                                                                --------    --------
Shareholders' equity:
  Common stock -- $1 par value: Authorized -- 10,000,000
     shares Issued -- 7,583,628 shares......................       7,584       7,584
  Retained earnings.........................................      44,387      38,563
  Accumulated other comprehensive income....................       3,013       1,042
Treasury stock at cost -- 646,360 shares in 2002 and 2001...        (700)       (700)
                                                                --------    --------
Total shareholders' equity..................................      54,284      46,489
                                                                --------    --------
Total Liabilities and Shareholders' Equity..................    $565,810    $527,304
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.....................................    $23,847    $28,022    $28,388
  Federal funds sold........................................        336        385        493
  Securities:
     Taxable................................................      3,596      4,059      3,306
     Tax-exempt.............................................      3,032      2,955      2,792
                                                                -------    -------    -------
          Total interest income.............................     30,811     35,421     34,979
                                                                -------    -------    -------
Interest expense:
  Deposits..................................................      8,885     14,469     15,574
  Securities sold under repurchase agreements...............      1,310      1,511      1,329
  Borrowed funds............................................      1,783      2,002      2,092
                                                                -------    -------    -------
          Total interest expense............................     11,978     17,982     18,995
                                                                -------    -------    -------
Net interest income.........................................     18,833     17,439     15,984
Provision for loan losses...................................      1,950      3,000      1,065
                                                                -------    -------    -------
Net interest income after provision for loan losses.........     16,883     14,439     14,919
                                                                -------    -------    -------
Other income:
  Trust service fees........................................        548        497        511
  Service charges...........................................      1,564      1,306      1,039
  Insurance Center commissions..............................      1,772      1,497         --
  Loan servicing income.....................................        839        814        378
  Income on equity investment...............................        378        282        247
  Gain on sales of mortgage loans...........................        868        319         44
  Other.....................................................        616        629        492
                                                                -------    -------    -------
          Total other income................................      6,585      5,344      2,711
                                                                -------    -------    -------
Other expenses:
  Salaries, commissions, and employee benefits..............      8,242      7,413      5,971
  Occupancy.................................................      1,932      1,925      1,684
  Data processing...........................................      1,176        988        897
  Postage, stationery, and supplies.........................        508        517        485
  Advertising...............................................        425        248        255
  Outside service fees......................................        497        347        337
  Amortization of goodwill and other intangibles............        303        688        459
  Other.....................................................      1,459      1,329      1,340
                                                                -------    -------    -------
          Total other expenses..............................     14,542     13,455     11,428
                                                                -------    -------    -------
Income before provision for income taxes....................      8,926      6,328      6,202
Provision for income taxes..................................      1,837        923        901
                                                                -------    -------    -------
Net income..................................................    $ 7,089    $ 5,405    $ 5,301
                                                                =======    =======    =======
Earnings per share -- Basic and diluted.....................      $1.02      $0.78      $0.76
                                                                =======    =======    =======

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                       ACCUMULATED
                                                                          OTHER
                                                COMMON    RETAINED    COMPREHENSIVE    TREASURY
                                                STOCK     EARNINGS    INCOME (LOSS)     STOCK       TOTAL
                                                ------    --------    -------------    --------     -----
                                                                      (IN THOUSANDS)
Balance, January 1, 2000....................    $7,584    $29,869        $(2,247)       $(700)     $34,506
  Comprehensive income:
     Net income.............................                5,301                                    5,301
     Other comprehensive income.............                               2,625                     2,625
                                                                                                   -------
  Total comprehensive income................                                                         7,926
  Cash dividends $(0.14 per share)..........                 (971)                                    (971)
                                                ------    -------        -------        -----      -------
Balance, December 31, 2000..................    7,584      34,199            378         (700)       1,461
  Comprehensive income:
     Net income.............................                5,405                                    5,405
     Other comprehensive income.............                                 664                       664
                                                                                                   -------
  Total comprehensive income................                                                         6,069
  Cash dividends $(0.15 per share)..........               (1,041)                                  (1,041)
                                                ------    -------        -------        -----      -------
Balance, December 31, 2001..................    7,584      38,563          1,042         (700)      46,489
  Comprehensive income:
     Net income.............................                7,089                                    7,089
     Other comprehensive income.............                               1,971                     1,971
                                                                                                   -------
  Total comprehensive income................                                                         9,060
  Cash dividends $(0.18 per share)..........               (1,265)                                  (1,265)
                                                ------    -------        -------        -----      -------
Balance, December 31, 2002..................    $7,584    $44,387        $ 3,013        $(700)     $54,284
                                                ======    =======        =======        =====      =======

          See accompanying notes to consolidated financial statements.

                         FIRST MANITOWOC BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002         2001        2000
                                                                  ----         ----        ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $   7,089    $  5,405    $  5,301
                                                                ---------    --------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................        1,950       3,000       1,065
    Depreciation and amortization of premises and
      equipment.............................................          946         870         789
    Amortization of intangibles.............................          303         640         459
    Net (accretion) amortization of securities..............          421        (271)         --
    Stock dividends on FHLB stock...........................         (122)       (153)       (110)
    Proceeds from sales of mortgage loans...................      115,951      74,428      15,481
    Originations of mortgage loans held for sale............     (114,872)    (74,320)    (15,338)
    Gain on sales of mortgage loans.........................         (868)       (319)        (44)
    Gain on sale of fixed assets............................           (2)        (19)         --
    Undistributed income of joint venture...................         (378)       (282)       (247)
    (Increase) decrease in other assets.....................          958        (293)     (1,113)
    Increase (decrease) in other liabilities................          (31)       (824)      2,022
                                                                ---------    --------    --------
      Total adjustments.....................................        4,256       2,457       2,964
                                                                ---------    --------    --------
Net cash provided by operating activities...................       11,345       7,862       8,265
                                                                ---------    --------    --------
Cash flows from investing activities:
  Proceeds from maturities of securities available for
    sale....................................................       32,417      33,979      15,038
  Purchases of securities available for sale................      (39,012)    (45,067)    (30,154)
  Purchase of other investments.............................         (103)         --          --
  Net increase in loans.....................................      (17,765)     (6,418)    (29,027)
  Acquisition, net of cash acquired.........................           --         (67)         --
  Purchases of premises and equipment.......................         (305)       (398)     (1,408)
  Proceeds from sale of assets..............................          139          60          --
                                                                ---------    --------    --------
Net cash used in investing activities.......................      (24,629)    (17,911)    (45,551)
                                                                ---------    --------    --------
Cash flows from financing activities:
  Net increase (decrease) in deposits.......................       22,007        (509)     31,315
  Net increase in securities sold under repurchase
    agreements..............................................       17,776       3,156       7,600
  Proceeds from advances of borrowed funds..................       21,747      40,000      21,000
  Repayment of borrowed funds...............................      (30,788)    (18,035)    (36,000)
  Dividends paid............................................       (1,265)     (1,041)       (971)
                                                                ---------    --------    --------
Net cash provided by financing activities...................       29,477      23,571      22,944
                                                                ---------    --------    --------
Net increase (decrease) in cash and cash equivalents........       16,193      13,522     (14,342)
Cash and cash equivalents at beginning......................       39,896      26,374      40,716
                                                                ---------    --------    --------
Cash and cash equivalents at end............................    $  56,089    $ 39,896    $ 26,374
                                                                =========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................    $  11,321    $ 19,468    $ 17,184
  Income taxes..............................................        1,634       1,057         931
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Loans transferred to foreclosed properties..................           --       1,462          56
Investments reclassified as loans...........................          201          --          --
Acquisition:
  Fair value of assets acquired.............................           --         563          --
  Liabilities assumed.......................................           --       1,611          --
  Cash paid for purchase of stock...........................           --        (733)         --
  Cash acquired.............................................           --         666          --
  Net cash paid for acquisition.............................           --          67          --

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

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of First Manitowoc Bancorp, Inc., its wholly owned subsidiary, First National Bank in Manitowoc (the "Bank"), and the Bank's wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All significant intercompany balances and transactions have been eliminated. Investment in the Bank's 49.8% owned subsidiary is accounted for on the equity method.

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

     Use of Estimates in Preparation of Financial Statements -- The preparation of the accompanying consolidated financial statements of First Manitowoc Bancorp, Inc. and Subsidiaries in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

     Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     The Bank is required to maintain non-interest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 2002, those required reserves of $1,216,000 were satisfied by currency and coin holdings.

     In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2002, were approximately $1,944,000.

     Investment Securities -- The Company's securities are classified and accounted for as securities available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within shareholders' equity until realized. Interest and dividends are included in interest income from securities as earned. Premiums are recognized in interest income using the interest method over the period to the call date. Discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific-identification method.

     Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

     Other Investments -- Other investments are carried at cost and consist of Federal Home Loan Bank stock, Federal Reserve stock, Bankers Bancorporation stock, and preferred stock in a community development project. Other investments are evaluated for impairment on an annual basis.

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

     Interest on loans is accrued and credited to income as earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or generally when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

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

     Foreclosed Properties -- Foreclosed properties acquired by the Corporation through foreclosure or deed in lieu of foreclosure on loans for which the borrowers have defaulted as to the payment of principal and interest are initially recorded at the lower of the fair value of the asset, less the estimated costs to sell the asset, or the carrying value of the related loan balance. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and third parties and a charge to expense is taken for the excess of the carrying value of a property over its fair value less costs to sell.

     Intangible Assets and Goodwill -- Intangible assets consist of the value of core deposits purchased as part of the bank acquisitions, servicing assets, and trade name and customer base intangibles acquired in the acquisition of the Insurance Center. Intangible assets are stated at cost less accumulated amortization and are amortized over a period of one to ten years. Intangible assets that have finite useful lives are amortized using a straight-line method over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets are considered impaired if the fair value of the intangible asset is lower than cost. The Corporation reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Adjustments are recorded if it is determined that the benefit of the intangible asset has decreased.

     The excess of cost over the assets acquired (goodwill) was amortized using the straight-line method over periods of 15 to 20 years. Amortization of goodwill ceased on January 1, 2002, in accordance with the change in accounting discussed below. The Corporation tested goodwill for impairment during the fourth quarter and determined that there was no impairment during 2002. No amortization or impairment expense was recognized in 2002.

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

     Per Share Computations -- All per share financial information and equity accounts have been adjusted to reflect the 2-for-1 stock splits declared in October 2002 and June 2000. Weighted average shares outstanding were 6,937,268 for the years ended December 31, 2002, 2001, and 2000.

     Reclassifications -- Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 classifications.

NOTE 2 CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and the Financial Accounting Standards Board (FASB) Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

     SFAS No. 147 also amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provision that SFAS No. 144 requires for other long-lived assets that are held and used.

     The effect of the adoption of SFAS No. 142 is detailed in Note 9.

NOTE 3 SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                          COST         GAINS         LOSSES      FAIR VALUE
                                                        ---------    ----------    ----------    ----------
                                                                          (IN THOUSANDS)
DECEMBER 31, 2002
U.S. Treasury securities and obligations of U.S
  government corporations and agencies..............    $ 16,427       $  176        $  --        $ 16,603
Obligations of states and political subdivisions....      62,784        3,573           (2)         66,355
Mortgage-backed securities..........................      50,915          856           (5)         51,766
Corporate notes.....................................         999           24           --           1,023
                                                        --------       ------        -----        --------
Total...............................................    $131,125       $4,629        $  (7)       $135,747
                                                        ========       ======        =====        ========
DECEMBER 31, 2001
U.S. Treasury securities and obligations of U.S
  government corporations and agencies..............    $  6,067       $  272        $  (2)       $  6,337
Obligations of states and political subdivisions....      62,657        1,201         (424)         63,434
Mortgage-backed securities..........................      55,153          738         (224)         55,667
Corporate notes.....................................         999           41           --           1,040
Other securities....................................         276           --           --             276
                                                        --------       ------        -----        --------
Total...............................................    $125,152       $2,252        $(650)       $126,754
                                                        ========       ======        =====        ========

     The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                AMORTIZED    ESTIMATED
                                                                  COST       FAIR VALUE
                                                                ---------    ----------
                                                                    (IN THOUSANDS)
Due in one year or less.....................................    $  4,454      $  4,502
Due after one year through five years.......................      17,836        18,509
Due after five years through ten years......................      33,861        35,703
Due after ten years.........................................      24,059        25,267
                                                                --------      --------
                                                                  80,210        83,981
Mortgage-backed securities..................................      50,915        51,766
                                                                --------      --------
Total.......................................................    $131,125      $135,747
                                                                ========      ========

     There were no sales of securities in 2002, 2001, or 2000.

     The amortized cost and estimated fair value of investment securities available for sale pledged to secure public deposits, securities sold under repurchase agreements, FHLB advances, and for other purposes required by law were $68,821,000 and $70,368,000, respectively, as of December 31, 2002.

NOTE 4 LOANS

     The composition of loans at December 31 follows:

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Commercial and agricultural.................................    $101,531    $ 86,565
Commercial real estate......................................     104,042      85,036
Residential real estate.....................................     126,122     131,362
Consumer....................................................       9,470      23,213
Other.......................................................       2,938       1,264
                                                                --------    --------
Subtotals...................................................     344,103     327,440
Allowance for loan losses...................................      (3,384)     (2,737)
                                                                --------    --------
Loans, net..................................................    $340,719    $324,703
                                                                ========    ========

     An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Balance at beginning........................................    $ 2,737    $ 3,824    $3,700
Provision for loan losses...................................      1,950      3,000     1,065
Loans charged off...........................................     (1,578)    (4,134)     (996)
Recoveries on loans.........................................        275         47        55
                                                                -------    -------    ------
Balance at end..............................................    $ 3,384    $ 2,737    $3,824
                                                                =======    =======    ======

     The aggregate amount of nonperforming loans was approximately $1,803,000 and $2,824,000 at December 31, 2002 and 2001, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $234,000, $322,000, and $297,000 of interest income would have been recorded for the years ended December 31, 2002, 2001, and 2000, respectively. Interest income on nonperforming loans of $54,000, $155,000, and $101,000 was recognized for cash payments received in 2002, 2001, and 2000, respectively.

     Information regarding impaired loans as of December 31 follows:

                                                                 2002      2001      2000
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
AS OF DECEMBER 31:
Impaired loans for which an allowance has been provided.....    $  664    $1,207    $1,088
Impaired loans for which no allowance has been provided.....     1,173       880       379
Impairment reserve (included in allowance for loan
  losses)...................................................       454       538       140
FOR THE YEARS ENDED DECEMBER 31:
Average investment in impaired loans........................     1,825     2,305     1,690
Interest income that would have been recognized on an
  accrual basis.............................................       270       551       308
Cash-basis interest income recognized.......................       116       225        91

     The Bank, in the ordinary course of banking business, grants loans to the Corporation's executive officers and directors, including their immediate families and affiliated companies in which they are principal owners. Substantially all loans to officers, directors, and shareholders owning 5% or more of the Corporation were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     Activity in such loans during 2002 is summarized below (in thousands):

Loans outstanding, December 31, 2001........................  $ 3,832
New loans...................................................    5,992
Repayments..................................................   (6,174)
                                                              -------
Loans outstanding, December 31, 2002........................  $ 3,650
                                                              =======

NOTE 5 LOAN SERVICING

     Mortgage loans of $151,963,000 and $109,406,000 as of December 31, 2002 and 2001, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                                                 2002      2001     2000
                                                                 ----      ----     ----
                                                                     (IN THOUSANDS)
Balance, January 1..........................................    $1,094    $  624    $491
Capitalized amounts.........................................     1,144       702     207
Amortization................................................      (718)     (232)    (74)
                                                                ------    ------    ----
Balance, December 31........................................    $1,520    $1,094    $624
                                                                ======    ======    ====

     No impairment of mortgage servicing rights existed at December 31, 2002 or 2001; therefore, no valuation allowance was recorded.

     The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2002 and 2001. The fair value of mortgage servicing rights was determined using the present value of future cash flows method.

NOTE 6 PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consist of the following:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Land........................................................    $ 1,423    $ 1,423
Buildings and improvements..................................      7,764      7,907
Furniture and equipment.....................................      5,054      4,778
                                                                -------    -------
Cost........................................................     14,241     14,108
Less -- Accumulated depreciation and amortization...........      5,588      4,677
                                                                -------    -------
Net depreciated value.......................................    $ 8,653    $ 9,431
                                                                =======    =======

     Depreciation and amortization expense was $946,000, $870,000, and $789,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 7 INVESTMENT IN CORPORATION

     The Bank owns 49.8% of the stock of a corporation ("venture") whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $3,986,000 and liabilities of $534,000. The Bank's earnings from its investment in the venture were approximately $378,000, $282,000, and $247,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Data processing service fees paid by the Bank to the venture were approximately $843,000, $824,000, and $812,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     The Bank has a long-term cancelable contract with the venture that extends through December 2004. At that time, the contract is automatically renewed for a period of one year. The Bank has the option to terminate the contract at any time, but would incur a termination penalty of approximately $880,000 at December 31, 2002. The termination penalty is calculated using the greater of 50% of the total estimated remaining unpaid monthly processing fees or six times the average monthly fee over the prior three months. A termination penalty is not incurred if the Bank provides 180 days' notice and continues processing up to the end of that period.

NOTE 8 INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                                RANGE OF LIVES
                                                                   (YEARS)         2002      2001
                                                                --------------     ----      ----
                                                                          (IN THOUSANDS)
Core deposit premium........................................         10.0         $1,509    $1,509
Trade name..................................................          5.0            376       376
Customer base...............................................          4.0            135       135
Servicing asset.............................................          7.0            116       112
                                                                     ----         ------    ------
Subtotals...................................................                       2,136     2,132
Less -- Accumulated amortization............................                       1,513     1,210
                                                                     ----         ------    ------
Subtotals...................................................                         623       922
Mortgage servicing rights -- Net............................          8.0          1,520     1,094
                                                                     ----         ------    ------
Totals......................................................                      $2,143    $2,016
                                                                     ====         ======    ======

     Amortization expense for intangible assets, excluding mortgage servicing rights, was $303,000 in 2002, $223,000 in 2001, and $151,000 in 2000.

     The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2002.

                                                        CORE DEPOSIT                  CUSTOMER    SERVICING
                                                          PREMIUM       TRADE NAME      BASE        ASSET
                                                        ------------    ----------    --------    ---------
                                                                          (IN THOUSANDS)
2003................................................        $151           $ 89         $34          $11
2004................................................         101             89          34           10
2005................................................          --             89          --            7
2006................................................          --             --          --            5
2007................................................          --             --          --            3
                                                            ----           ----         ---          ---
Total...............................................        $252           $267         $68          $36
                                                            ====           ====         ===          ===

NOTE 9 GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

                                                                 2002      2001
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Balance, January 1..........................................    $8,968    $7,309
Goodwill acquired...........................................        --     2,096
Amortization................................................        --      (437)
                                                                ------    ------
Balance, December 31........................................    $8,968    $8,968
                                                                ======    ======

     The following table illustrates the effect amortization of goodwill had on net income previous to the adoption of Statement of Financial Accounting Standards No. 142 for the years ended December 31:

                                                                 2002        2001        2000
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
Net income..................................................    $7,089      $5,405      $5,301
Goodwill amortization, net of tax...........................        --         393         308
                                                                ------      ------      ------
Adjusted net income.........................................    $7,089      $5,798      $5,609
                                                                ======      ======      ======
Adjusted basic and diluted earnings per share...............    $ 1.02      $ 0.84      $ 0.81
                                                                ======      ======      ======

NOTE 10 DEPOSITS

     The distribution of deposits at December 31 is as follows:

                                                                  2002        2001
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Non-interest-bearing demand deposits........................    $ 65,544    $ 60,033
Interest-bearing demand deposits............................      52,820      51,010
Savings deposits............................................     111,099     106,149
Time deposits...............................................     186,636     176,900
                                                                --------    --------
Total deposits..............................................    $416,099    $394,092
                                                                ========    ========

     Time deposits of $100,000 or more were approximately $45,269,000 and $39,205,000 at December 31, 2002 and 2001, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,505,000, $1,978,000, and $1,614,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

     At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

2003........................................................    $136,337
2004........................................................      26,587
2005........................................................      15,515
2006........................................................       2,209
2007........................................................       5,615
Thereafter..................................................         373
                                                                --------
Total.......................................................    $186,636
                                                                ========

NOTE 11 SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase have contractual maturities up to one year from the transaction date with variable and fixed-rate terms. The agreements to repurchase securities require that the Corporation (seller) repurchase identical securities as those that are sold. The securities underlying the agreements were under the Corporation's control.

     Information concerning securities sold under agreements to repurchase consist of the following:

                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
Outstanding balance at the end of the year..................    $50,884    $33,108    $29,952
Weighted average interest rate at the end of the year.......       2.58%      3.35%      6.03%
Average balance during the year.............................    $46,895    $30,793    $23,009
Average interest rate during the year.......................       2.79%      4.89%      5.70%
Maximum month-end balance during the year...................    $53,143    $33,108    $29,952

     Securities sold under agreements to repurchase with the Corporation's executive officers, directors, and affiliated companies in which they are principal owners were $2,890,000 and $1,840,000 at December 31, 2002 and 2001, respectively.

NOTE 12 BORROWED FUNDS

     Borrowed funds are summarized as follows at December 31:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
FHLB adjustable-rate advance, maturing October 2002, 5.75%
  at December 31, 2001......................................    $    --    $ 5,000
FHLB advance, 4.40%, due February 2002......................         --     10,000
FHLB advance, 4.98%, due February 2002......................         --      5,000
FHLB advance, 4.65%, due March 2002.........................         --     10,000
FHLB advance, 3.05%, due August 2003........................      5,000         --
FHLB advance, 3.45%, due February 2004......................     10,000         --
FHLB advance, 4.02%, due March 2004.........................      5,000         --
FHLB advance, 4.55%, due January 2011.......................      5,000      5,000
FHLB advance, 4.33%, due November 2011......................     10,000     10,000
Promissory notes to former shareholders of the Insurance
  Center,
  at 9%, maturing July 1, 2008..............................        405        459
Promissory notes to former shareholders of the Insurance
  Center,
  at prime plus 1% adjusted annually, maturing January 1,
  2003......................................................        733      1,467
                                                                -------    -------
Subtotals...................................................     36,138     46,926
Treasury, tax, and loan account.............................      2,000        253
                                                                -------    -------
Total borrowed funds........................................    $38,138    $47,179
                                                                =======    =======

     The Corporation is a Treasury, Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB) and, as such, it accepts TT&L deposits. The Corporation is allowed to borrow these funds until they are called. The average rate paid on the treasury, tax, and loan account was 1.46% in 2002, 3.70% in 2001, and 6.15% in 2000. U.S. Agency Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

     FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. Total loans pledged as collateral were approximately $106,018,000 and $113,804,000 at December 31, 2002 and 2001, respectively. The FHLB advances are also collateralized by $2,435,100 and $2,312,800 of FHLB stock owned by the Corporation and included in other investments at December 31, 2002 and 2001, respectively. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

     Scheduled maturities of borrowed funds outstanding at December 31, 2002, are as follows (in thousands):

2003........................................................    $ 5,733
2004........................................................     15,000
2005........................................................         --
2006........................................................         --
2007........................................................         --
Thereafter..................................................     15,405
                                                                -------
Total.......................................................    $36,138
                                                                =======

NOTE 13 INCOME TAXES

     The provision for income taxes consists of the following:

                                                                 2002     2001     2000
                                                                 ----     ----     ----
                                                                     (IN THOUSANDS)
Current tax expense:
  Federal...................................................    $1,671    $794    $1,078
  State.....................................................        19      11        --
                                                                ------    ----    ------
  Total current.............................................     1,690     805     1,078
                                                                ------    ----    ------
Deferred tax expense (credit):
  Federal...................................................       107     217       (82)
  State.....................................................        40     (99)      (95)
                                                                ------    ----    ------
  Total deferred............................................       147     118      (177)
                                                                ------    ----    ------
Total provision for income taxes............................    $1,837    $923    $  901
                                                                ======    ====    ======

     A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Tax expense at federal statutory rate.......................    $ 3,035    $ 2,152    $ 2,109
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.......................................     (1,071)    (1,088)    (1,008)
  State income taxes -- Net of federal tax benefit..........         39        (58)       (63)
  Cash surrender value of life insurance....................        (88)       (83)       (78)
  Income of joint venture...................................       (128)       (96)       (84)
  Nondeductible intangible amortization.....................         42        121        103
  Other.....................................................          8        (25)       (78)
                                                                -------    -------    -------
Provision for income taxes..................................    $ 1,837    $   923    $   901
                                                                =======    =======    =======

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Deferred compensation.....................................    $   776    $   660
  Allowance for loan losses.................................      1,166        867
  Intangibles...............................................        134        149
  Accrued vacation..........................................        112         97
  State net operating loss carryforward.....................        272        345
  Alternative minimum tax credits...........................         99        440
  Other.....................................................         52         74
                                                                -------    -------
  Total deferred tax assets.................................      2,611      2,632
                                                                -------    -------
Deferred tax liabilities:
  Investment acquisition and discount accretion.............       (136)      (123)
  Mortgage servicing rights.................................       (610)      (453)
  Depreciation..............................................       (445)      (538)
  Unrealized gain on securities available for sale..........     (1,609)      (560)
  Other.....................................................       (171)      (122)
                                                                -------    -------
  Total deferred tax liabilities............................     (2,971)    (1,796)
                                                                -------    -------
Net deferred tax asset (liability)..........................    $  (360)   $   836
                                                                =======    =======

     The Bank has state net operating loss carryforwards of approximately $5,218,000. The Bank's net operating losses begin to expire in 2014. The Corporation's alternative minimum tax credit carryovers have no expiration date.

     Effective January 1, 2002, the Corporation merged its defined contribution money purchase plan into its defined contribution profit sharing 401(k) plan. The plan is available to all employees after completion of six months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions up to 10% in 2002, 2001, and 2000. The Corporation made additional discretionary contributions to the plan of $323,000, $283,000, and $240,000 in 2002, 2001, and
2000, respectively. All discretionary contributions are at the direction of the Board of Directors. Total expense associated with the plans was approximately $487,000, $411,000, and $364,000 in 2002, 2001, and 2000, respectively.

     The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future vest over each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of termination of employment with the Corporation. The agreement requires an annual payment of $80,600 over 15 years. Related expense for this agreement was approximately $107,000, $108,000, and $107,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Included in other liabilities is the vested present value of future payments of approximately $536,000 and $429,000 at December 31, 2002 and 2001, respectively.

     The Corporation has a nonqualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or resignation from the Board of the Corporation. Included in other liabilities is the estimated present value of future payments of approximately $1,443,000 and $1,254,000 at December 31, 2002 and 2001, respectively. Expense associated with this plan was approximately $200,000, $188,000, and $171,000 in 2002, 2001, and
2000, respectively.

NOTE 15 SHAREHOLDERS' EQUITY

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Corporation's and Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                                  TO BE WELL CAPITALIZED
                                                                 FOR CAPITAL ADEQUACY            UNDER PROMPT CORRECTIVE
                                             ACTUAL                    PURPOSES                     ACTION PROVISIONS
                                        ----------------    ------------------------------    ------------------------------
                                        AMOUNT     RATIO       AMOUNT            RATIO           AMOUNT            RATIO
                                        ------     -----       ------            -----           ------            -----
                                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002:
Total capital (to risk-weighted
  assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $44,944    12.3%    to $29,181         to 8.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $43,372    12.0%    to $29,097         to 4.0%        to $36,372        to 10.0%
Tier I capital (to risk-weighted
  assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $41,560    11.4%    to $14,591         to 4.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $40,372    11.1%    to $14,549         to 4.0%        to $21,823         to 6.0%
Tier I capital (to average assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $41,560     7.7%    to $21,643         to 4.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $40,372     7.5%    to $21,527         to 4.0%        to $26,909         to 5.0%
DECEMBER 31, 2001:
Total capital (to risk-weighted
  assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $38,238    11.6%    to $26,470         to 8.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $37,145    11.3%    to $26,383         to 4.0%        to $32,979        to 10.0%
Tier I capital (to risk-weighted
  assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $35,501    10.7%    to $13,235         to 4.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $34,408    10.4%    to $13,192         to 4.0%        to $19,787         to 6.0%
Tier I capital (to average assets):
                                                            Greater than     Greater than
                                                              or equal        or equal
  Consolidated......................    $35,501     7.0%    to $20,228         to 4.0%                     N/A
                                                            Greater than     Greater than     Greater than     Greater than
  First National Bank in                                      or equal        or equal          or equal        or equal
     Manitowoc......................    $34,408     6.8%    to $20,184         to 4.0%        to $25,230         to 5.0%

     At December 31, 2002, the Bank could have paid approximately $16,147,000 of additional dividends to the Corporation without prior regulatory approval. The payment of dividends is restricted by certain statutory and regulatory limitations and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income is shown in the consolidated statements of shareholders' equity. The Corporation's accumulated other comprehensive income
(loss) is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income
(loss):

                                                                 2002       2001      2000
                                                                 ----       ----      ----
                                                                       (IN THOUSANDS)
Accumulated other comprehensive income (loss) at
  beginning.................................................    $ 1,042    $  378    $(2,247)
Activity:
  Unrealized gain on securities available for sale..........      3,020     1,023      4,031
  Tax impact................................................     (1,049)     (359)    (1,406)
                                                                -------    ------    -------
Other comprehensive income..................................      1,971       664      2,625
                                                                -------    ------    -------
Accumulated other comprehensive income at end...............    $ 3,013    $1,042    $   378
                                                                =======    ======    =======

NOTE 17 SEGMENT INFORMATION

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

NOTE 18 COMMITMENTS AND CONTINGENCIES

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

     Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                                                 NOTIONAL AMOUNT
                                                                ------------------
                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Commitments to extend credit................................    $62,591    $59,314
Credit card arrangements....................................      5,808      5,959
Standby letters of credit...................................      4,633      4,330

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

NOTE 19 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Other Investments -- The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.

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

     Mortgage Servicing Rights -- Fair values were determined using the present value of future cash flow method. Carrying value approximates fair value.

     Deposits -- The fair value of deposits with no stated maturity, such as passbooks, negotiable order of withdrawal accounts, and variable rate insured money market accounts, is the amount payable on demand on the reporting date. The fair value of fixed-rate, fixed-maturity certificate accounts is estimated using discounted cash flows with discount rates at interest rates currently offered for deposits of similar remaining maturities.

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

     Accrued Interest -- The carrying amount of accrued interest approximates its fair value.

     Off-Balance-Sheet Instruments -- The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

     The carrying amount and estimated fair value of financial instruments at December 31 were as follows:

                                                                 2002                      2001
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                        --------    ----------    --------    ----------
                                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.........................    $ 56,089     $ 56,089     $ 39,896     $ 39,896
  Securities........................................     135,747      135,747      126,754      126,754
  Other investments.................................       2,858        2,858        2,633        2,633
  Loans held for sale...............................          --           --          211          211
  Loans -- Net......................................     340,719      346,548      324,703      330,234
  Mortgage servicing rights.........................       1,520        1,520        1,094        1,094
  Accrued interest receivable.......................       2,646        2,646        2,913        2,913
                                                        --------     --------     --------     --------
Total financial assets..............................    $539,579     $545,408     $498,204     $503,735
                                                        ========     ========     ========     ========
Financial liabilities:
  Deposits..........................................    $416,099     $419,162     $394,092     $397,346
  Securities sold under repurchase agreements.......      50,884       51,040       33,108       33,198
  Borrowed funds....................................      38,138       39,079       47,179       47,325
  Accrued interest payable..........................       1,787        1,787        2,411        2,411
                                                        --------     --------     --------     --------
Total financial liabilities.........................    $506,908     $511,068     $476,790     $480,280
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

NOTE 20 CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                                ------------------
                                                                 2002       2001
                                                                 ----       ----
                                                                  (IN THOUSANDS)
                                      ASSETS

Cash........................................................    $     4    $     5
Repurchase agreements with Bank.............................         46          6
Investment in Bank..........................................     53,096     45,396
Premises and equipment......................................      1,048      1,089
                                                                -------    -------
TOTAL ASSETS................................................    $54,294    $46,496
                                                                =======    =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Other liabilities.........................................    $    10    $     7
                                                                -------    -------
  Total liabilities.........................................         10          7
                                                                -------    -------
Shareholders' equity:
  Common stock..............................................      7,584      7,584
  Retained earnings.........................................     44,387     38,563
  Accumulated other comprehensive income....................      3,013      1,042
  Treasury stock, at cost...................................       (700)      (700)
                                                                -------    -------
  Total shareholders' equity................................     54,284     46,489
                                                                -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $54,294    $46,496
                                                                =======    =======

                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                                --------------------------
                                                                 2002      2001      2000
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Dividends received from Bank................................    $1,350    $  900    $  720
Rental income received from Bank............................       151       145       129
Interest and other income...................................         2         6        15
Equity in earnings of subsidiaries..........................     5,729     4,497     4,571
                                                                ------    ------    ------
     Total income...........................................     7,232     5,548     5,435
                                                                ------    ------    ------
Other operating expenses....................................       136       137       128
                                                                ------    ------    ------
Income before provision for income taxes....................     7,096     5,411     5,307
Provision for income taxes..................................         7         6         6
                                                                ------    ------    ------
Net income..................................................    $7,089    $5,405    $5,301
                                                                ======    ======    ======

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $ 7,089    $ 5,405    $ 5,301
                                                                -------    -------    -------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................         41         42         41
     Equity in earnings of subsidiary.......................     (5,729)    (4,497)    (4,571)
     Change in other operating liabilities..................          4         (2)         6
                                                                -------    -------    -------
          Total adjustments.................................     (5,684)    (4,457)    (4,524)
                                                                -------    -------    -------
Net cash provided by operating activities...................      1,405        948        777
                                                                -------    -------    -------
Net cash provided by (used in) investing
  activities -- (Increase) decrease in repurchase
  agreements................................................       (141)        96        184
                                                                -------    -------    -------
Net cash used in financing activities -- Cash dividends
  paid......................................................     (1,265)    (1,041)      (971)
                                                                -------    -------    -------
Net increase (decrease) in cash.............................         (1)         3        (10)
Cash at beginning...........................................          5          2         12
                                                                -------    -------    -------
Cash at end.................................................    $     4    $     5    $     2
                                                                =======    =======    =======

                                     ITEM 9
                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                                    ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is included in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, under the caption "Election of Directors," and the information concerning executive officers of the registrant, under the caption "Executive Officers Who Are Not Directors," which is incorporated herein by reference. The information required by Item 405 of Regulation S-K concerning compliance with
Section 16(a) of the Exchange Act is included in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

     The information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED SHAREHOLDERS MATTERS

     The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Corporation's definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

                                    ITEM 14
                            CONTROLS AND PROCEDURES

     The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management. Within the 90-day period preceding the filing date of this report, an evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management, as appropriate. Based on the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     For the quarter ended December 31, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    ITEM 15
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 2002 and 2001

     Consolidated Statements of Income -- For the Years Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Shareholders' Equity -- For the Years Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the Consolidated Financial Statements or notes to the Consolidated Financial Statements.

     (a)(3) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENTS
-------                      ------------------------
  3.1      Articles of Incorporation (incorporated by reference to
           Exhibit (3)(1) to the Corporation's Report on Form 10 filed
           May 5, 1999).
  3.2      Bylaws of First Manitowoc Bancorp, Inc., as amended on,
           February 11, 2003.
 10.2      Executive Employee Salary Continuation Agreement for Thomas
           J. Bare, dated March 19, 1998, between First National Bank in Manitowoc and Thomas J. Bare.
 10.3      First National Bank in Manitowoc Voluntary Deferred
           Compensation Plan.
 11        Statement Re Computation of Per Share Earnings. See Note 1
           in Part II Item 8.
 12        Annual Report of First Manitowoc Bancorp, Inc. to
           Shareholders for the period ended December 31, 2002.
 21        Subsidiaries of the Corporation.
 23        Consent of Independent Auditors.
 99.1      CEO and CFO Certification.
 99.2      Proxy Statement of First Manitowoc Bancorp, Inc. for 2003
           Annual Meeting of Shareholders.

     A copy of one or more of the exhibits listed herein can be obtained by writing Thomas J. Bare, Chief Financial Officer, First Manitowoc Bancorp, 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin.

     (b) Reports on Form 8-K

     During the fourth quarter of 2002, the Corporation did not file any current reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST MANITOWOC BANCORP, INC.

Date: March 14, 2003                              /s/ THOMAS J. BARE
                                          --------------------------------------
                                                      Thomas J. Bare
                                            Chief Executive Officer and Chief
                                                    Financial Officer

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
Date: March 14, 2003                                        Date: March 14, 2003

/s/ JOHN J. ZIMMER                                          /s/ JOHN M. JAGEMANN
-----------------------------------------------------       -----------------------------------------------------
John J. Zimmer, Vice President                              John M. Jagemann, Director
Date: March 14, 2003                                        Date: March 14, 2003

/s/ JOHN C. MILLER                                          /s/ JOHN E. NORDSTROM
-----------------------------------------------------       -----------------------------------------------------
John C. Miller, Director                                    John E. Nordstrom, Director
Date: March 14, 2003                                        Date: March 14, 2003

/s/ CRAIG A. PAULY                                          /s/ KATHERINE M. REYNOLDS
-----------------------------------------------------       -----------------------------------------------------
Craig A. Pauly, Director                                    Katherine M. Reynolds, Director
Date: March 14, 2003                                        Date: March 14, 2003

/s/ JOHN M. WEBSTER
-----------------------------------------------------
John M. Webster, Director
Date: March 14, 2003

                                  CERTIFICATION

I, Thomas J. Bare, certify that:

1. I have reviewed this annual report on Form 10-K of First Manitowoc Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003

By: /s/ Thomas J. Bare
    ---------------------
    Thomas J. Bare
    Chief Executive Officer



    /s/ Thomas J. Bare
    ----------------------
    Thomas J. Bare
    Chief Financial Officer