Form 10-Q
period 2003-03-31
FIRST MANITOWOC BANCORP INC
filed 2003-05-15
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________

Commission file number 0-25983

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

                            Yes    [X]       No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2003, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):
                  Consolidated Statements of Financial Condition -
                  March 31, 2003 and December 31, 2002                                   1

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 2003 and 2002                             2

                  Consolidated Statements of Changes in
                  Shareholders' Equity
                  Three Months Ended March 31, 2003 and 2002                             3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2003 and 2002                             4

                  Notes to Consolidated Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            15

         Item 4.  Controls and Procedures                                               15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     15

         Item 2.  Changes in Securities and Use of Proceeds                             15

         Item 3.  Defaults Upon Senior Securities                                       15

         Item 4.  Submission of Matters to a Vote of Security Holders                   16

         Item 5.  Other Information                                                     16

         Item 6.  Exhibits and Reports on Form 8-K                                      16

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              March 31,       December 31,
                                                                                2003              2002
                                                                              ---------       ------------
                                                                           (In Thousands, Except Share Data)
ASSETS

Cash and due from banks                                                       $  17,621        $  17,139
Interest-bearing deposits                                                        19,026           18,491
Federal funds sold                                                               22,569           20,459
                                                                              ---------        ---------
Cash and cash equivalents                                                        59,216           56,089
Securities available for sale, at fair value                                    134,011          135,747
Other investments (at cost)                                                       2,923            2,858
Loans held for sale                                                                   6               --
Loans, net                                                                      341,838          340,719
Premises and equipment                                                            8,578            8,653
Goodwill                                                                          8,968            8,968
Intangible assets                                                                 2,157            2,143
Other assets                                                                     15,770           10,633
                                                                              ---------        ---------
Total Assets                                                                  $ 573,467        $ 565,810
                                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 422,681        $ 416,099
Securities sold under repurchase agreements                                      51,512           50,884
Borrowed funds                                                                   36,411           38,138
Other liabilities                                                                 6,925            6,405
                                                                              ---------        ---------
Total liabilities                                                               517,529          511,526
                                                                              ---------        ---------
Shareholders' equity:
    Common stock -- $1.00 par value; authorized -- 10,000,000 shares;
     issued -- 7,583,628 shares                                                   7,584            7,584
    Retained earnings                                                            45,941           44,387
    Accumulated other comprehensive income                                        3,113            3,013
Treasury stock at cost--646,360 shares                                             (700)            (700)
                                                                              ---------        ---------
Total shareholders' equity                                                       55,938           54,284
                                                                              ---------        ---------
Total Liabilities and Shareholders' Equity                                    $ 573,467        $ 565,810
                                                                              =========        =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    2003           2002
                                                                   ------         ------
                                                             (In Thousands, Except Share Data)
Interest income:
     Loans, including fees                                         $5,596         $5,996
     Federal funds sold                                               104             70
     Securities:
      Taxable                                                         669            971
      Tax exempt                                                      766            747
                                                                   ------         ------
       Total interest income                                        7,135          7,784
                                                                   ------         ------
Interest expense:
     Deposits                                                       1,996          2,371
     Securities sold under repurchase agreements                      329            267
     Borrowed funds                                                   342            493
                                                                   ------         ------
      Total interest expense                                        2,667          3,131
                                                                   ------         ------
Net interest income                                                 4,468          4,653
Provision for loan losses                                             200            225
                                                                   ------         ------
Net interest income after provision for loan losses                 4,268          4,428
Other income:
     Trust service fees                                               134            130
     Service charges                                                  349            293
     Insurance Center commissions                                     410            350
     Loan servicing income                                            205            221
     Income on equity investment                                       86             83
     Gain on sales of mortgage loans                                  421            147
     Other                                                            281            249
                                                                   ------         ------
      Total other income                                            1,886          1,473
Other expenses:
     Salaries, commissions, and employee benefits                   2,198          1,998
     Occupancy                                                        241            221
     Data processing                                                  268            252
     Postage, stationery and supplies                                 156            126
     Advertising                                                       60            125
     Outside service fees                                             128             91
     Amortization of goodwill and other intangibles                    68             68
     Other                                                            573            631
                                                                   ------         ------
      Total other expenses                                          3,692          3,512
                                                                   ------         ------
Income before provision for income taxes                            2,462          2,389
Provision for income taxes                                            561            520
                                                                   ------         ------
Net income                                                         $1,901         $1,869
                                                                   ======         ======

Earnings per share:  basic and diluted                             $ 0.27         $ 0.27

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        Three Months Ended March 31, 2002
                                 (In Thousands)

                                                                 Accumulated
                                                                    Other
                                         Common    Retained     Comprehensive   Treasury
                                          Stock    Earnings     Income (Loss)    Stock       Total
                                        --------   --------     -------------   --------    --------
Balance at December 31, 2001            $  7,584   $ 38,563        $  1,042     ($   700)   $ 46,489
    Comprehensive income:
       Net income                            ---      1,869             ---          ---       1,869
       Other comprehensive income            ---        ---             145          ---         145
                                                                                            --------
    Total comprehensive income                                                                 2,014
    Cash dividends ($0.043 per share)        ---       (295)            ---          ---        (295)
                                        --------   --------        --------     --------    --------
BALANCE AT MARCH 31, 2002               $  7,584   $ 40,137        $  1,187     ($   700)   $ 48,208
                                        ========   ========        ========     ========    ========

                        Three Months Ended March 31, 2003
                                 (In Thousands)

                                                                 Accumulated
                                                                    Other
                                         Common    Retained     Comprehensive   Treasury
                                         Stock     Earnings     Income (Loss)    Stock       Total
                                        --------   --------     -------------   --------    --------
Balance at December 31, 2002            $  7,584   $ 44,387        $  3,013     ($   700)   $ 54,284
    Comprehensive income:
       Net income                            ---      1,901             ---          ---       1,901
       Other comprehensive income            ---        ---             100          ---         100
    Total comprehensive income
    Cash dividends ($0.05 per share)         ---       (347)            ---          ---        (347)
                                        --------   --------        --------     --------    --------
BALANCE AT MARCH 31, 2003               $  7,584   $ 45,941        $  3,113     ($   700)   $ 55,938
                                        ========   ========        ========     ========    ========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                         2003        2002
                                                                                       --------    --------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $  1,901    $  1,869
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                            200         225
       Depreciation of premises and equipment                                               209         231
       Amortization of intangible assets                                                     85          68
       Amortization (accretion) of securities, net                                           43           3
       Stock dividends on FHLB stock                                                        (67)        (34)
       Proceeds from sale of mortgage loans                                              33,120      24,773
       Originations of mortgage loans held for sale                                     (32,705)    (24,415)
       Gain on sales of mortgage loans held for sale                                       (421)       (147)
       Gain on sale of fixed assets                                                         (38)          0
       Undistributed income of joint venture                                                (86)        (83)
       (Increase) decrease in other assets                                                 (181)         93
       Increase (decrease) in other liabilities                                             520         (29)
                                                                                       --------    --------
Net cash provided by (used in) operating activities                                       2,580       2,554
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale                             16,768       8,196
   Purchases of securities available for sale                                           (14,941)    (10,859)
   Net decrease (increase) in loans                                                      (1,320)        193
   Purchases of premises and equipment                                                     (134)        (46)
   Proceeds from sales of premises and equipment                                             38           0
   Acquisition, net of cash acquired                                                          0           0
   Bank Owned Life Insurance policies                                                    (5,000)          0
                                                                                       --------    --------
Net cash used in investing activities                                                    (4,589)     (2,516)
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                    6,582     (12,726)
   Net increase in securities sold under repurchase agreements                              628      18,128
   Proceeds from advances on borrowed funds                                              21,747      21,747
   Repayment of borrowed funds                                                          (23,474)    (25,746)
   Dividends paid                                                                          (347)       (295)
                                                                                       --------    --------
Net cash provided by financing activities                                                 5,136       1,108
                                                                                       --------    --------
Net increase in cash and cash equivalents                                                 3,127       1,146
Cash and cash equivalents at beginning of period                                         56,089      39,896
                                                                                       --------    --------
Cash and cash equivalents at end of period                                             $ 59,216    $ 41,042
                                                                                       ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                        $  2,206    $  3,366
       Income taxes                                                                           5           7

Supplemental schedule of noncash activities:
       Investments reclassified as loans                                               $      0    $    201

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s (the "Corporation's") financial position, results of its operations, changes in shareholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2002 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. ("Insurance Center"). All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2003 presentation.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                                               March 31, 2003
                                                                                               --------------
                                                                                     Amortized Cost        Fair Value
                                                                                     --------------        ----------
U.S. Treasury securities and obligations of U.S. Government
    corporations and agencies                                                           $ 14,692            $ 14,801
Obligations of states and political subdivisions                                          67,740              71,945
Mortgage-backed securities                                                                45,822              46,247
Corporate notes                                                                            1,004               1,018
                                                                                        --------            --------
Total                                                                                   $129,258            $134,011
                                                                                        ========            ========

                                                                                             December 31, 2002
                                                                                             -----------------
                                                                                     Amortized Cost        Fair Value
                                                                                     --------------        ----------
U.S. Treasury securities and obligations of U.S. Government
    corporations and agencies                                                           $ 16,427            $ 16,603
Obligations of states and political subdivisions                                          62,784              66,355
Mortgage-backed securities                                                                50,915              51,766
Corporate notes                                                                              999               1,023
                                                                                        --------            --------
Total                                                                                   $131,125            $135,747
                                                                                        ========            ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                                 (In Thousands)

                                                        March 31, 2003                 December 31, 2002
                                                        --------------                 -----------------
                                                                  Percent of                        Percent of
                                                   Amount         Total Loans      Amount          Total Loans
                                                  --------        -----------     --------         -----------
Commercial and Agricultural                       $ 95,034           27.52%       $ 90,374            26.26%
Commercial Real Estate                             103,955           30.11%        104,042            30.24%
Residential Real Estate                            123,172           35.68%        126,122            36.65%
Consumer                                            19,892            5.76%         20,627             6.00%
Other                                                3,217            0.93%          2,938             0.85%
                                                  --------          ------        --------           ------
Total                                             $345,270          100.00%       $344,103           100.00%
                                                                    ======                           ======
Less:  Allowance for Loan Loss                       3,431                           3,384
                                                  --------                        --------
Net Loans                                         $341,839                        $340,719
                                                  ========                        ========

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                    For the Three      For the Three
                                                                     Months Ended      Months Ended
                                                                      March 31,          March 31,
                                                                        2003               2002
                                                                    -------------      -------------
                                                                             (In Thousands)
Balance at beginning of period - December 31, 2002 and 2001            $  3,384          $   2,737
Provision charged to expense                                                200                225
Charge-offs                                                                (174)              (177)
Recoveries                                                                   21                 42
                                                                       --------          ---------
Balance at end of period                                               $  3,431          $   2,827
                                                                       ========          =========

NOTE 6:  Business Segments

The Corporation, through the Bank and the Bank's branch network, provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; and insurance services. Operations are managed and financial performance of these services is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

NOTE 7:  Per Share Computations

Weighted average shares outstanding were 6,937,268 and 3,468,634 for the three months ended March 31, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Forward-looking statements have been made by the Corporation in this document and in documents incorporated by reference that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, describe future plans or strategies and include the Corporation's expectations of future results of operations. Statements containing certain terms including, but not limited to the words "believes," "expects," "anticipates" or similar expressions constitute forward-looking statements.

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

         -   changes in the composition of our loan portfolio.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

EARNINGS

                                                    Net Income
                                     (Dollars In Thousands, Except Share Data)
------------------------------------------------------------------------------
                                            Three Months      Three Months
                                               Ended            Ended
                                             March 31,         March 31,
                                               2003              2002
------------------------------------------------------------------------------
Net Income                                  $   1,901         $  1,869

Earnings Per Share-Basic & Diluted          $    0.27         $   0.27

Return on Average Assets                         1.36%            1.44%

Return on Average Equity                        13.89%           15.62%
------------------------------------------------------------------------------

Weighted average shares outstanding were 6,937,268 and 3,468,634 for the three months ended March 31, 2003 and 2002, respectively.

Net income for the three months ended March 31, 2003 was $1,901,000 compared to $1,869,000 for the three months ended March 31, 2002, an increase of $32,000, or 17.1%. Interest income decreased $649,000 to $7,135,000 primarily as a result of a decrease in loan interest due to lower interest rates. Interest expense decreased $464,000 to $2,667,000 mainly as a result of a decrease in interest rates paid on deposits. Total other expense increased $180,000 to $3,692,000. This is a result of increased salaries, commissions and related benefits due to annual merit increases in wages for employees. Earnings per share for the three months ended March 31, 2003 was $0.27 compared to $0.27 for the three months ended March 31, 2002.

Return on average assets (ROA) on an annualized basis for the first quarter of 2003 was 1.36% compared to 1.44% for the first quarter in 2002. Return on average equity (ROE) on an annualized basis for the first quarter of 2003 was 13.89% compared to 15.62% for the first quarter of 2002.

                        AVERAGE BALANCES, YIELD AND RATES

                                                    For the Three Months                    For the Three Months
                                                    Ended March 31, 2003                    Ended March 31, 2002
                                             Average          Income/     Yield/      Average        Income/    Yield/
                                             Balance          Expense      Rate       Balance        Expense     Rate
                                            ---------         -------     ------     --------       --------    ------
                                                       (In Thousands)                          (In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                          $ 36, 328          $  104      1.14%     $ 15,862       $     72      1.81%
Investment securities                         142,532           1,923      5.35%      133,241          2,190      6.54%
Loans                                         342,794           5,723      6.62%      327,816          6,107      7.41%
                                            ---------          ------      ----      --------       --------      ----
Total interest-earning assets               $ 521,654          $7,750      5.89%      476,919       $  8,369      6.96%
Other assets                                   38,993                                  40,940
                                            ---------                                --------
Total Assets                                $ 560,647                                $517,859
                                            =========                                ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                   $ 351,199          $1,996      2.31%     $327,825       $  2,371      2.93%
Repurchase agreements                          51,965             329      2.51%       37,554            267      2.82%
Federal funds purchased                           ---             ---      0.00%           24            ---      0.00%
Borrowings                                     36,434             342      3.72%       45,442            493      4.32%
                                            ---------          ------      ----      --------       --------      ----
Total interest-bearing liabilities          $ 439,598          $2,667      2.41%     $410,845       $  3,131      3.03%
Demand deposits                                59,794                                  52,995
Other liabilities                               6,503                                   6,155
                                            ---------                                --------
Total Liabilities                           $ 505,895                                 469,995

SHAREHOLDERS' EQUITY                           54,752                                  47,864
                                            ---------                                --------

Total Liabilities and
Shareholders' Equity                        $ 560,647                                $517,859
                                            =========                                ========

Net interest income and
interest rate spread                                           $5,083      3.49%                    $  5,238      3.93%
Net interest income as
a percent of earning assets (annualized)                                   3.87%                                  4.36%
                                                                           ====                                   ====

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2003 has been characterized by fairly stable interest rates.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002:

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2003 decreased by $155,000 or 2.96% compared to the three months ended March 31, 2002. Interest income decreased $619,000 primarily as a result of a decrease in yields. Total average loans increased from $327,816,000 for the first quarter of 2002 to $342,794,000 for the first quarter of 2003 while interest yield on loans increased from 7.41% for the first quarter of 2002 to 6.62% for the first quarter of 2003. Average investment securities increased from $133,241,000 for the first quarter of 2002 to $142,532,000 for the first quarter of 2003. Interest expense decreased $464,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits increased from $327,825,000 for the first quarter of 2002 to $351,199,000 for the first quarter of 2003 while interest rates paid on interest-bearing deposits decreased from 2.93% for the first quarter of 2002 to 2.31% for the first quarter of 2003 due to the lower interest rate environment. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.49% for the three months ended March 31, 2003, a decrease of 44 basis points from the interest rate spread of 3.93% for the three months ended March 31, 2002.

Net interest margin for the three months ended March 31, 2003 was 3.95% compared with 4.45% for the three months ended March 31, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2003, the Bank charged $200,000 to expense for the provision for loan loss compared to $225,000 for the three months ended March 31, 2002.

                                                Allowance for Loan Losses
                                                     (In Thousands)
---------------------------------------------------------------------------
                                             Three Months      Three Months
                                                 Ended             Ended
                                               March 31,         March 31,
                                                 2003              2002
---------------------------------------------------------------------------
Balance at beginning of period                  $ 3,384           $ 2,737
    Charge-offs                                    (174)             (177)
    Recoveries                                       21                42
                                                -------           -------
Net (charge-offs) recoveries                       (153)             (135)
Provision for loan losses                           200               225
                                                -------           -------
Balance at end of period                        $ 3,431           $ 2,827
                                                =======           =======

Ratio of net charge-offs during period to
average loans outstanding during period            0.04%             0.04%

Ratio of allowance for loan losses
to total loans                                     0.99%             0.86%
---------------------------------------------------------------------------

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and nonaccruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of March 31, 2003 based on its most recent evaluation of these factors.

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

                                               Allocation of Allowance for Loan Losses
                                                          (In Thousands)
--------------------------------------------------------------------------------------
                                                   March 31,        December 31,
                                                     2003              2002
--------------------------------------------------------------------------------------
Specific Problem Loans                              $2,219            $1,974

Loan Type Allocation:
Commercial & Agricultural                              973             1,006
Commercial Real Estate                                  84                31
Residential Real Estate                                 49                13
Consumer                                                91                77
                                                    ------            ------
                                                     1,197             1,127

Unallocated                                             15               283
                                                    ------            ------
Total Reserve                                       $3,431            $3,384
                                                    ======            ======

Ratio of allowance for loan losses to total loans     0.99%             0.98%

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

Total nonperforming loans at March 31, 2003 were $1,817,000, an increase of $14,000 from December 31, 2002. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                                                                          Nonperforming Loans
                                                                             (In Thousands)
------------------------------------------------------------------------------------------------------
                                                                  March 31,               December 31,
                                                                    2003                      2002
------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                   $ 1,670                  $  1,801
Accruing loans past due 90 days or more                                147                         2
                                                                   -------                  --------
Total nonperforming loans                                          $ 1,817                  $  1,803
Nonperforming loans as a percent of loans                             0.53%                     0.52%
Ratio of the allowance for loan losses to nonperforming loans       189.00%                   187.00%
------------------------------------------------------------------------------------------------------

OTHER INCOME

                                                               Other Income
                                                              (In Thousands)
-----------------------------------------------------------------------------------
                                                     Three Months      Three Months
                                                        Ended             Ended
                                                       March 31,         March 31,
                                                         2003              2002
-----------------------------------------------------------------------------------
Trust service fees                                      $  134            $  130
Service charges                                            349               293
Insurance Center commissions                               410               350
Loan servicing income                                      205               221
Income on equity investment                                 86                83
Gain on sales of mortgage loans                            421               147
Other                                                      281               249
                                                        ------            ------
Total other income                                      $1,886            $1,473
-----------------------------------------------------------------------------------

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002:

Other income for the first quarter of 2003 was $1,886,000 compared to $1,473,000 for the first quarter of 2002, an increase of $413,000 or 28%. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $274,000 in gains on sales of mortgage loans in the quarter ended March 31, 2003. Service charges on deposit accounts and Insurance Center commissions also contributed to the increase.

OTHER EXPENSES

                                                             Other Expenses
                                                             (In Thousands)
-----------------------------------------------------------------------------------
                                                    Three Months       Three Months
                                                        Ended             Ended
                                                       March 31,         March 31,
                                                         2003              2002
-----------------------------------------------------------------------------------
Salaries, commissions, and employee benefits            $2,198            $1,998
Occupancy                                                  241               221
Data processing                                            268               252
Postage, stationery and supplies                           156               126
Advertising                                                 60               125
Outside service fees                                       128                91
Amortization of goodwill and other intangibles              68                68
Other                                                      573               631
                                                        ------            ------
Total other expenses                                    $3,692            $3,512
-----------------------------------------------------------------------------------

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002:

Other expense for the first quarter of 2003 was $3,692,000 compared to $3,512,000 for the first quarter of 2002, an increase of $180,000, or 5.1%. The increase is due primarily to annual merit increases for employees, including increases in salaries, commissions and related benefits.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2003 was 22.7% compared to 21.8% for the three months ended March 31, 2002. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income for the period ended March 31, 2002.

BALANCE SHEET

MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

The Corporation's total assets increased from $565.8 million at December 31, 2002 to $573.5 million at March 31, 2003. Loans increased $1.1 million, while securities held for investment purposes decreased $1.7 million. Federal Funds sold increased $2.1 million. The increase in other assets is due to the purchase of a $5 million life insurance policy on certain officers of the bank.

Deposits increased $6.6 million to $422.7 million at March 31, 2003 from $416.1 million at December 31, 2002, due to increases in non-interest bearing deposits and certificates of deposit.

LIQUIDITY MANAGEMENT

Liquidity describes the ability of the Corporation to generate adequate amounts of cash to meet financial obligations that arise out of the ordinary course of business. Liquidity is primarily needed to meet borrowing and deposit withdrawal requirements of the customers of the Bank and to fund current and planned expenditures. The Bank maintains its asset liquidity position internally through cash and cash equivalents, short term investments, the maturity distribution of the investment portfolio, loan repayments and income from earning assets. A substantial portion of the investment portfolio contains readily marketable securities that could be converted to cash immediately. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed. Other sources are available through borrowings from the Federal Reserve Bank, the Federal Home Loan Bank and from lines of credit approved at correspondent banks. Management knows of no trend or event which will have a material impact on the Bank's ability to maintain liquidity at adequate levels.

CAPITAL RESOURCES AND ADEQUACY

                                                                Capital
                                                (Dollars In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------
                                                     March 31,         December 31,
                                                       2003                2002
-----------------------------------------------------------------------------------------
Shareholders' Equity                                  $55,938            $54,284
Total capital (to risk-weighted assets):
    Consolidated                                         12.6%              12.3%
    First National Bank in Manitowoc                     12.3%              12.0%
Tier 1 capital (to risk-weighted assets):
    Consolidated                                         11.7%              11.4%
    First National Bank in Manitowoc                     11.4%              11.1%
Tier I capital (to average assets):
    Consolidated                                          7.8%               7.7%
    First National Bank in Manitowoc                      7.6%               7.5%

Dividends Per Share-This Quarter                      $ 0.050            $ 0.054
Dividends Per Share-Year to Date                        0.050              0.183

Earnings Per Share-This Quarter                       $ 0.270            $ 0.220
Earnings Per Share-Year to Date                         0.270              1.020

Dividend Payout Ratio-This Quarter                      18.52%             24.55%
Dividend Payout Ratio-Year to Date                      18.52%             17.94%
-----------------------------------------------------------------------------------------

Total shareholders' equity increased $1.7 million from $54.2 million at December 31, 2002 to $55.9 million at March 31, 2003. Net income for the three month period ending March 31, 2003 was $1.9 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2003 and December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2003, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 11.4% and 11.7%, respectively. As of March 31, 2003, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 12.3% and 12.6%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.0%. As of March 31, 2003, the Bank's and the Corporation's leverage capital ratio was 7.6% and 7.8%, respectively.

As of March 31, 2003 and December 31, 2002, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since such notifications that management believes have changed the institution's category.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 2002 in the Corporation's 2002 Form 10-K Annual Report.

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

In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

Exhibit Number                                             Description of Exhibit
--------------                                             ----------------------
    (3)(1)                  Articles of Incorporation of First Manitowoc Bancorp, Inc., incorporated by reference to
                            Exhibit (3)(1) to Report on Form 10 filed May 5, 1999. Amendment filed as Exhibit (3)(2)
                            to Form 10-Q filed August 14, 2000.

    (3)(2)                  Amended and Restated Bylaws of First Manitowoc Bancorp, Inc., incorporated by reference to Exhibit (3)(2) to Report on Form 10-K filed March 18, 2003.

   (10)(1)                  First National Bank in Manitowoc Profit Sharing Plan, filed herewith.

   (99)(1)                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (99)(2)                  Item 3 of Part of First Manitowoc Bancorp, Inc.'s Report on Form 10-K filed March 18,
                            2003, hereby incorporated by reference.

b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             FIRST MANITOWOC BANCORP, INC.
                             (Registrant)

Date: May 15, 2003           /s/ Thomas J. Bare
                             ------------------
                             Thomas J. Bare
                             Chief Executive Officer and Chief Financial Officer

                                  CERTIFICATION

I, Thomas J. Bare, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Manitowoc Bancorp, Inc.;

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

Date: May 15, 2003           /s/ Thomas J. Bare
                             ------------------------------------
                             Thomas J. Bare
                             Chief Executive Officer

                             /s/ Thomas J. Bare
                             ------------------------------------
                             Thomas J. Bare
                             Chief Financial Officer

a)       Exhibits:

                                 EXHIBIT INDEX

Exhibit Number                                            Description of Exhibit
--------------                                            ----------------------
    (3)(1)                  Articles of Incorporation of First Manitowoc Bancorp, Inc., incorporated by reference to
                            Exhibit (3)(1) to Report on Form 10 filed May 5, 1999. Amendment filed as Exhibit (3)(2)
                            to Form 10-Q filed August 14, 2000.

    (3)(2)                  Amended and Restated Bylaws of First Manitowoc Bancorp, Inc., incorporated by reference to Exhibit (3)(2) to Report on Form 10-K filed March 18, 2003.

   (10)(1)                  First National Bank in Manitowoc Profit Sharing Plan, filed herewith.

   (99)(1)                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (99)(2)                  Item 3 of Part of First Manitowoc Bancorp, Inc.'s Report on Form 10-K filed March 18,
                            2003, hereby incorporated by reference.