Form 10-Q
period 2003-06-30
FIRST MANITOWOC BANCORP INC
filed 2003-08-14
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              June 30, 2003
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    -------------------
Commission file number 0-25983
                       -------------------------------------------------------


                         First Manitowoc Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                           39-1435359
------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS employer
incorporation or organization)                             identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                            54220
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

                                 (920) 684-6611
------------------------------------------------------------------------------
               Registrant's telephone number, including area code)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                              Yes  X     No
                                  ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                              Yes  X     No
                                  ---       ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 2003, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS


                                                                          PAGE
                                                                           NO.
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition -
                  June 30, 2003 and December 31, 2002                      1

                  Consolidated Statements of Income - Three and
                  Six Months Ended June 30, 2003 and 2002                  2


                  Consolidated Statements of Changes in Stockholders'
                  Equity Six Months Ended June 30, 2003 and 2002           3

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2003 and 2002                             4

                  Notes to Consolidated Financial Statements               5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                             17

         Item 4.  Controls and Procedures                                 17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       18

         Item 2.  Changes in Securities and Use of Proceeds               18

         Item 3.  Defaults Upon Senior Securities                         18

         Item 4.  Submission of Matters to a Vote of Security Holders     18

         Item 5.  Other Information                                       18

         Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                19

Exhibits

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                     FIRST MANITOWOC BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (UNAUDITED)


                                                         June 30,    December 31,
                                                          2003          2002
                                                          ----          ----
                                                   (In Thousands, Except Share Data)
ASSETS
Cash and due from banks                                 $  20,778    $  17,139
Interest-bearing deposits                                  22,051       18,491
Federal funds sold                                          9,714       20,459
                                                        ---------    ---------
Cash and cash equivalents                                  52,543       56,089
Securities available for sale, at fair value              131,090      135,747
Other investments (at cost)                                 2,962        2,858
Loans, net                                                351,049      340,719
Premises and equipment                                      8,674        8,653
Goodwill                                                    8,968        8,968
Intangible assets                                           2,176        2,143
Other assets                                               15,014       10,633
                                                        ---------    ---------
Total Assets                                            $ 572,476    $ 565,810
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                $ 419,270    $ 416,099
Securities sold under repurchase agreements                50,570       50,884
Borrowed funds                                             37,375       38,138
Other liabilities                                           6,788        6,405
                                                        ---------    ---------
Total liabilities                                         514,003      511,526
                                                        ---------    ---------
Shareholders' equity:
         Common stock, $1.00 par value; authorized
           10,000,000 shares; issued 7,583,628 shares       7,584        7,584
         Retained earnings                                 47,544       44,387
         Accumulated other comprehensive income             4,045        3,013
Treasury stock at cost--646,360 shares                       (700)        (700)
                                                        ---------    ---------
Total shareholders' equity                                 58,473       54,284
                                                        ---------    ---------
Total Liabilities and Shareholders' Equity              $ 572,476    $ 565,810
                                                        =========    =========



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                         FIRST MANITOWOC BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                         Three Months Ended      Six Months Ended
                                                              June 30,               June 30,
                                                              -------                -------
                                                         2003         2002       2003        2002
                                                         ----         ----       ----        ----
                                                              (In Thousands, Except Share Data)
Interest income:
     Loans, including fees                              $ 5,454     $ 5,751     $11,050     $11,747
     Federal funds sold                                      94          78         198         148
     Securities:
       Taxable                                              457       1,100       1,126       2,071
       Tax exempt                                           786         775       1,552       1,522
                                                        -------     -------     -------     -------
       Total interest income                              6,791       7,704      13,926      15,488
                                                        -------     -------     -------     -------
Interest expense:
     Deposits                                             1,871       2,219       3,867       4,590
     Securities sold under repurchase agreements            316         346         645         613
     Borrowed funds                                         346         433         688         926
                                                        -------     -------     -------     -------
       Total interest expense                             2,533       2,998       5,200       6,129
                                                        -------     -------     -------     -------
Net interest income                                       4,258       4,706       8,726       9,359
Provision for loan losses                                   450         525         650         750
                                                        -------     -------     -------     -------
Net interest income after provision for loan losses       3,808       4,181       8,076       8,609
                                                        -------     -------     -------     -------
Other income:
     Trust service fees                                     147         151         281         281
     Service charges                                        371         278         720         571
     Insurance Center commissions                           439         444         849         794
     Loan servicing income                                  219         161         424         382
     Income on equity investment                             85          86         171         169
     Gain on sales of mortgage loans                        537          68         958         215
     Other                                                  295         213         576         462
                                                        -------     -------     -------     -------
       Total other income                                 2,093       1,401       3,979       2,874
                                                        -------     -------     -------     -------
Other expenses:
     Salaries, commissions, and employee benefits         1,994       1,759       4,192       3,757
     Occupancy                                              236         223         477         444
     Data processing                                        257         236         525         488
     Postage, stationery and supplies                       140         113         296         239
     Advertising                                             96          79         156         204
     Outside service fees                                    98         131         226         222
     Amortization of intangibles                             69          69         137         137
     Other                                                  529         683       1,102       1,314
                                                        -------     -------     -------     -------
       Total other expenses                               3,419       3,293       7,111       6,805
                                                        -------     -------     -------     -------
Income before provision for income taxes                  2,482       2,289       4,944       4,678
Provision for income taxes                                  532         493       1,093       1,013
                                                        -------     -------     -------     -------
Net income                                              $ 1,950     $ 1,796     $ 3,851     $ 3,665
                                                        =======     =======     =======     =======

Earnings per share:  basic and diluted                  $  0.29     $  0.26     $  0.56     $  0.53
                                                        =======     =======     =======     =======




(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                     FIRST MANITOWOC BANCORP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED)


                                                    Six Months Ended June 30, 2002
                                                   (In Thousands, Except Share Data)

                                                                       Accumulated
                                                                             Other
                                         Common         Retained     Comprehensive         Treasury
                                          Stock         Earnings     Income (Loss)            Stock             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $7,584          $38,563            $1,042           ($700)          $ 46,489
     Comprehensive income:
         Net income                         ---            3,665               ---              ---             3,665
         Other comprehensive income         ---              ---             1,647              ---             1,647
                                                                                                                -----
     Total comprehensive income                                                                               $ 5,312
     Cash dividends ($0.085 per share)      ---             (590)              ---              ---              (590)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                 $7,584          $41,638            $2,689           ($700)           $51,211
                                          =====           ======            ======           ======            ======


                                                    Six Months Ended June 30, 2003
                                                   (In Thousands, Except Share Data)

                                                                       Accumulated
                                                                             Other
                                         Common         Retained     Comprehensive         Treasury
                                          Stock         Earnings     Income (Loss)            Stock             Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             $7,584          $44,387            $3,013           ($700)           $54,284
     Comprehensive income:
         Net income                         ---            3,851               ---              ---             3,851
         Other comprehensive income         ---              ---             1,032              ---             1,032
                                                                                                              -------
     Total comprehensive income                                                                               $ 4,883
     Cash dividends ($0.10 per share)       ---             (694)              ---              ---              (694)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                 $7,584          $47,544            $4,045           ($700)           $58,473
                                         ======          =======            ======           =====            =======



(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                     FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                           Six Months Ended
                                                              June 30,
                                                              -------
                                                           2003       2002
                                                         -------     ------
                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $  3,851    $  3,665
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Provision for loan losses                            650         750
        Depreciation of premises and equipment               399         440
        Amortization of intangible assets                    137         137
        Amortization of securities, net                      608          83
        Stock dividends on FHLB stock                        (36)        (63)
        Proceeds from sale of mortgage loans              76,893      39,002
        Originations of mortgage loans held for sale     (75,935)    (38,694)
        Gain on sales of mortgage loans held for sale       (958)       (215)
        Gain on sale of fixed assets                         (38)          0
        Undistributed income of joint venture               (171)       (169)
        (Increase) decrease in other assets                  293      (1,395)
        Increase in other liabilities                        383         226
                                                        --------    --------
Net cash provided by operating activities                  5,800       3,767
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities
     available for sale                                   37,152      12,631
   Purchases of securities available for sale            (31,533)    (17,469)
   Net increase in loans                                 (10,980)     (9,162)
   Purchases of premises and equipment                      (421)       (173)
   Proceeds from sales of premises and equipment              38           0
   Acquisition, net of cash acquired                           0           0
   Purchased Bank Owned Life Insurance policies           (5,000)          0
                                                        --------    --------
Net cash used in investing activities                    (10,744)    (14,173)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                     3,170      (5,377)
   Net increase (decrease) in securities sold
     under repurchase agreements                            (314)     20,031
   Proceeds from advances on borrowed funds               21,747      21,747
   Repayment of borrowed funds                           (22,510)    (25,760)
   Dividends paid                                           (694)       (590)
                                                        --------    --------
Net cash provided by financing activities                  1,399      10,051
                                                        --------    --------
Net decrease in cash and cash equivalents                 (3,545)       (355)
Cash and cash equivalents at beginning of period          56,089      39,896
                                                        --------    --------
Cash and cash equivalents at end of period              $ 52,544    $ 39,541
                                                        --------    --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                        $  5,200    $  6,826
        Income taxes                                         677         573
                                                        --------    --------

Supplemental schedule of noncash activities:
   Investments reclassified as loans                    $      0    $    201




(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                     FIRST MANITOWOC BANCORP, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s (the "Corporation's") financial position, results of operations, changes in shareholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2002 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. ("Insurance Center"). All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2003 presentation.

NOTE 3: Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:


                                        Investment Securities
                                           (In Thousands)
                                                                                         June 30, 2003
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                              $ 12,929                       $ 13,012
Obligations of states and political subdivisions                              43,588                         43,746
Mortgage-backed securities                                                    67,414                         73,323
Corporate notes                                                                1,000                          1,009
                                                                            --------                       --------
Total                                                                       $124,931                       $131,090
                                                                            ========                       ========


                                                                                       December 31, 2002
                                                                      Amortized Cost                     Fair Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
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
                                                                            ========                       ========

NOTE 4: Loan Portfolio

Loans are summarized as follows:



                                     Summary of Loan Portfolio
                                       (Dollars In Thousands)

                                            June 30, 2003                   December 31, 2002
                                            -------------                   -----------------
                                                       Percent of                       Percent of
                                          Amount      Total Loans         Amount       Total Loans
--------------------------------------------------------------------------------------------------
Commercial and Agricultural             $100,997           28.46%      $  90,374            26.26%
Commercial Real Estate                   106,374           29.97%        104,042            30.24%
Residential Real Estate                  124,937           35.20%        126,122            36.65%
Consumer                                  19,683            5.55%         20,627             6.00%
Other                                      2,918            0.82%          2,938             0.85%
                                        --------          -------      ---------           -------
Total                                   $354,909          100.00%       $344,103           100.00%
                                                          =======                          =======
Less:  Allowance for Loan Loss            (3,860)                         (3,384)
                                        --------                       ---------
Net Loans                               $351,049                       $ 340,719
                                        ========                       =========

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                               For the Six       For the Six
                                              Months Ended      Months Ended
                                                  June 30,          June 30,
                                                      2003              2002
                                                      ----              ----
                                                         (In Thousands)
-----------------------------------------------------------------------------
Balance at beginning of
  period - December 31, 2002 and 2001               $3,384            $2,737
Provision charged to expense                           650               750
Charge-offs                                           (231)             (835)
Recoveries                                              57                85
                                                    ------            ------
Balance at end of period                            $3,860            $2,737
                                                    ======            ======


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

NOTE 7:  Per Share Computations

Weighted average shares outstanding were 6,937,268 for the six months ended June 30, 2003 and 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Forward-looking statements have been made by the "Corporation" in this document and in documents incorporated by reference that are subject to risks and uncertainties. These forward-looking statements, which are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, describe future plans or strategies and include the Corporation's expectations of future results of operations. Statements containing certain terms including, but not limited to, the words "believes," "expects," "anticipates" or similar expressions constitute forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors include the following:

     o    operating, legal and regulatory risks;
     o economic, political and competitive forces affecting the Corporation's banking, securities, asset management and credit services businesses;
     o the risk that the Corporation's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;
     o    general market rates;
     o    general economic conditions;
     o    changes by the Federal government in monetary and fiscal policies; and
     o    changes in composition of our loan portfolio.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and mortgage servicing rights valuation.

The consolidated financial statements of the Corporation are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses: Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments including management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section "Allowance for Loan Losses."

Mortgage Servicing Rights Valuation: The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal estimated cash flow model to establish the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements.

EARNINGS

                                                    Net Income
                                     (Dollars In Thousands, Except Share Data)

--------------------------------------------------------------------------------------------------------------------
                                         Three Months      Three Months             Six Months       Six Months
                                                Ended             Ended                  Ended            Ended
                                             June 30,          June 30,               June 30,         June 30,
                                                 2003              2002                   2003             2002
--------------------------------------------------------------------------------------------------------------------
Net Income                                     $1,950            $1,796                 $3,851           $3,665
Earnings Per Share -Basic & Diluted            $ 0.29            $ 0.26                 $ 0.56           $ 0.53

Return on Average Assets                        1.38%             1.37%                  1.37%            1.41%

Return on Average Equity                       13.73%            14.63%                 13.81%           15.22%
--------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding were 6,937,268 for the six months ended June 30, 2003 and 2002.

Net income for the three months ended June 30, 2003 was $1,950,000 compared to $1,796,000 for the three months ended June 30, 2002, an increase of $154,000, or 8.6%. Interest income decreased $913,000 primarily as a result of a decrease in interest yields. Interest expense decreased $465,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $692,000 due to an increase in loan servicing income and an increase in gain on sales of mortgage loans held for sale. Other expenses increased $126,000. This is a result of increased salaries, commissions and related benefits primarily due to annual merit increases in wages for employees. Earnings per share for the three months ended June 30, 2003 was $0.29 compared to $0.26 for the three months ended June 30, 2002.

Return on average assets (ROA) on an annualized basis for the second quarter 2003 was 1.38% compared to 1.37% for the second quarter 2002. Return on average equity (ROE) on an annualized basis for the second quarter 2003 was 13.73% compared to 14.63% for the second quarter 2002.

Net income for the six months ended June 30, 2003 was $3,851,000 compared to $3,665,000 for the six months ended June 30, 2002, an increase of $186,000 or 5.07%. Interest income decreased $1,562,000 primarily as a result of a decrease in interest yields. Interest expense decreased $929,000 primarily due to a decrease in interest rates paid on deposits and borrowed funds. Other income increased $1,105,000 as a result of increases in loan servicing income and gain on sales of mortgage loans held for sale. Other expense increased $306,000, a result of increased salaries, commissions and related benefits primarily due to annual merit increases. Earnings per share for the six months ended June 30, 2003 was $0.56 compared to $0.53 for the six months ended June 30, 2002.

Return on average assets (ROA) on an annualized basis for the first six months of 2003 was 1.37% compared to 1.41% for the first six months in 2002. Return on average equity (ROE) on an annualized basis for the first six months of 2003 was 13.81% compared to 15.22% for the first six months of 2002. The drop in return on average equity (ROE) is due to an increase in other comprehensive income from unrealized gain/loss on securities.

                        Average Balances, Yield and Rates

                                                      For the Three Months                     For the Three Months
                                                      Ended June 30, 2003                        Ended June 30, 2002
                                              Average         Income/     Yield/          Average        Income/     Yield/
                                              Balance         Expense       Rate          Balance        Expense       Rate
                                              -----------------------------------------------------------------------------
                                                       (In Thousands)                             (In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 30,472          $   94      1.23%         $ 19,049         $   76      1.60%
Investment securities                         140,252           1,739      4.93%          135,190          2,149      6.38%
Loans                                         350,176           5,584      6.34%          332,522          6,043      7.29%
                                             --------          ------      ----          --------         ------      ----
Total interest-earning assets                 520,900          $7,417      5.65%          486,761         $8,268      6.81%
Other assets                                   43,639                                      40,769
                                             --------                                    --------
Total Assets                                 $564,539                                    $527,530
                                             ========                                    ========
LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $352,751          $1,871      2.11%         $321,981         $2,219      2.76%
Repurchase agreements                          49,087             316      2.56%           50,048            346      2.77%
Borrowings                                     36,314             346      3.79%           41,945            433      4.14%
                                             --------          ------      ----          --------         ------      ----
Total interest-bearing liabilities           $438,152          $2,533      2.30%         $413,974         $2,998      2.90%
Demand deposits                                62,567                                      57,612
Other liabilities                               7,019                                       6,708
                                             --------                                    --------
Total Liabilities                             507,738                                     478,294

SHAREHOLDERS' EQUITY                           56,801                                      49,236
                                             --------                                    --------
Total Liabilities and
Shareholders' Equity                         $564,539                                    $527,530
                                             ========                                    ========
Net interest income and
  interest rate spread                                         $4,884      3.35%                          $5,270      3.91%
Net interest income as
  a percent of earning assets (annualized)                                 3.72%                                      4.34%
                                                                           ====                                       ====



Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

                        AVERAGE BALANCES, YIELD AND RATES



                                                      For the Six Months                         For the Six Months
                                                      Ended June 30, 2003                        Ended June 30, 2002
                                              Average         Income/     Yield/            Average        Income/     Yield/
                                              Balance         Expense       Rate            Balance        Expense       Rate
                                              -------------------------------------------------------------------------------
                                                       (In Thousands)                               (In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 33,358         $   198      1.19%           $ 17,454        $   148      1.71%
Investment securities                         141,378           3,662      5.19%            134,218          4,339      6.52%
Loans                                         346,518          11,307      6.54%            330,186         12,185      7.44%
                                             --------         -------      ----            --------        -------      ----
Total interest-earning assets                 521,254         $15,167      5.84%            481,858        $16,672      6.98%
Other assets                                   41,318                                        40,849
                                             --------                                      --------
Total Assets                                 $562,572                                      $522,707
                                             ========                                      ========
LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $351,971         $ 3,867      2.20%           $324,871         $4,590      2.85%
Repurchase agreements                          50,515             645      2.56%             43,838            613      2.82%
Federal funds purchased                             0               0       --                   12              0      0.00%
Borrowings                                     36,373             688      3.79%             43,683            926      4.27%
                                             --------          ------      -----           --------         ------      -----
Total interest-bearing liabilities           $438,859           5,200      2.38%           $412,404         $6,129      3.00%
Demand deposits                                61,174                                        55,314
Other liabilities                               6,772                                         6,433
                                             --------                                      --------
Total Liabilities                             506,805                                       474,151

SHAREHOLDERS' EQUITY                           55,767                                        48,556
                                             --------                                      --------
Total Liabilities and
Shareholders' Equity                         $562,572                                      $522,707
                                             ========                                      ========
Net interest income and
  interest rate spread                                        $ 9,967      3.46%                           $10,543      3.98%
Net interest income as
  a percent of earning assets (annualized)                                 3.83%                                        4.41%
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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The six months ended June 30, 2003 has been characterized by fairly stable interest rates.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002:

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2003 decreased by $386,000 or 7.32% compared to the three months ended June 30, 2002. Interest income decreased $851,000 as a result of a decrease in yields. Total average loans increased from $332,522,000 for the second quarter of 2002 to $350,176,000 for the second quarter of 2003 while interest yield on loans decreased from 7.29% for the second quarter of 2002 to 6.34% for the second quarter of 2003. Average investment securities increased from $135,190,000 for the second quarter of 2002 to $140,252,000 for the second quarter of 2003. Interest expense decreased $465,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits increased from $321,981,000 for the second quarter of 2002 to $352,751,000 for the second quarter of 2003 while interest rates paid on interest-bearing deposits decreased from 2.76% for the second quarter of 2002 to 2.11% for the second quarter of 2003. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.35% for the three months ended June 30, 2003, a decrease of 56 basis points from the interest rate spread of 3.91% for the three months ended June 30, 2002.

Net interest margin for the three months ended June 30, 2003 was 3.72% compared with 4.34% for the three months ended June 30, 2002.

YTD 2003 COMPARED TO YTD 2002:

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2003 decreased by $576,000 or 5.46% compared to the six months ended June 30, 2002. Interest income decreased $1,505,000 as a result of a decrease in yields. Total average loans increased to $346,518,000 for the first six months of 2003 from $330,186,000 for the first six months of 2002. Total average investment securities increased to $141,378,000 for the first six months of 2003 from $134,218,000 for the first six months of 2002. Interest yields fell on both loans and investment securities for the six months ended June 30, 2003. Interest expense decreased $929,000 due to a decrease in interest rates paid. Total average interest bearing deposits increased to $351,971,000 for the first six months of 2003 from $324,871,000 for the first six months of 2002, while interest rates paid on those deposits decreased to 2.20% in the first half of 2003 from 2.85% in the first half of 2002. The interest rate spread was 3.46% for the six months ended June 30, 2003, a decrease of 52 basis points from the interest rate spread of 3.98% for the six months ended June 30, 2002.

Net interest margin for the six months ended June 30, 2003 was 3.83% compared with 4.41% for the six months ended June 30, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30, 2003, the Bank charged $650,000 to expense for the provision for loan loss compared to $750,000 for the six months ended June 30, 2002.


                                                   Allowance for Loan Losses
                                                        (In Thousands)
----------------------------------------------------------------------------------------------------------------
                                              Three Months      Three Months      Six Months       Six Months
                                                     Ended             Ended           Ended            Ended
                                                  June 30,          June 30,        June 30,         June 30,
                                                      2003              2002            2003             2002
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $3,431            $2,827          $3,384           $2,737
Charge-offs                                            (57)             (658)           (231)            (835)
Recoveries                                              36                43              57               85
                                                    ------            ------          ------           ------
Net (charge-offs) recoveries                           (21)             (615)           (174)            (750)
Provision for loan losses                              450               525             650              750
                                                    ------            ------          ------           ------
Balance at end of period                            $3,860            $2,737          $3,860           $2,737
                                                    ======            ======          ======           ======
Ratio of net charge-offs during period to
average loans outstanding during period               0.01%             0.18%           0.05%            0.23%

Ratio of allowance for loan losses
to total loans                                        1.09%             0.81%           1.09%            0.81%
----------------------------------------------------------------------------------------------------------------

The ratio of allowance for loan losses to total loans increased to 1.09% at June 30, 2003 from 0.81% at June 30, 2002.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of June 30, 2003 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

--------------------------------------------------------------------------------------------
                                                                    June 30,     December 31,
                                                                        2003            2002
--------------------------------------------------------------------------------------------
Specific Problem Loans                                                $2,123          $1,974
Loan Type Allocation:
Commercial & Agricultural                                                968           1,006
Commercial Real Estate                                                    85              31
Residential Real Estate                                                   48              13
Consumer                                                                 201              77
                                                                      ------          ------
                                                                       1,302           1,127
Unallocated                                                              435             283
                                                                      ------          ------
Total Reserve                                                         $3,860          $3,384
                                                                      ======          ======

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

Total nonperforming loans at June 30, 2003 were $4,849,000, an increase of $3,046,000 from December 31, 2002. This increase includes two loans totaling $2,300,000. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.



                                                 Nonperforming Loans
                                                   (In Thousands)

------------------------------------------------------------------------------------------------------------------
                                                                   June 30,               December 31,
                                                                       2003                       2002
------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                     $4,236                     $1,801
Accruing loans past due 90 days or more                                 613                          2
                                                                     ------                    -------
Total nonperforming loans                                            $4,849                     $1,803
Nonperforming loans as a percent of loans                             1.37%                      0.52%
Ratio of the allowance for loan losses to
  nonperforming loans                                                79.60%                    187.00%
------------------------------------------------------------------------------------------------------------------

OTHER INCOME

                                                     Other Income
                                                    (In Thousands)
------------------------------------------------------------------------------------------------------------------
                                     Three Months      Three Months       Six Months        Six Months
                                            Ended             Ended            Ended             Ended
                                         June 30,          June 30,         June 30,          June 30,
                                             2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------
Trust service fees                         $  147            $  151           $  281            $  281
Service charges                               371               278              720               571
Insurance Center commissions                  439               444              849               794
Loan servicing income                         219               161              424               382
Income on equity investment                    85                86              171               169
Gain on sales of  mortgage loans              537                68              958               215
Other                                         295               213              576               462
                                           ------            ------           ------            ------
Total other income                         $2,093            $1,401           $3,979            $2,874
------------------------------------------------------------------------------------------------------------------


SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002:

Other income for the second quarter of 2003 was $2,093,000 compared to $1,401,000 for the second quarter of 2002, an increase of $692,000 or 49.4%. An increase in the number of residential mortgage loans and refinancings processed and sold to the FNMA secondary market accounted for an increase of $469,000 in gains on sales of mortgage loans in the quarter ended June 30, 2003. Service charges on deposit accounts and FNMA loans and closing fees on mortgage loans also contributed to the increase.

YTD 2003 COMPARED TO YTD 2002:

Total other income for the six months ended June 30, 2003 was $3,979,000 compared to $2,874,000 for the six months ended June 30, 2002, an increase of $1,105,000 or 38.4%. Service charges increased $149,000 while loan servicing income increased $58,000. Gain on sales of mortgage loans held for sale increased $743,000, resulting from an increase in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first six months of 2003. Other income increased $114,000 while Insurance Center commissions increased $55,000.

OTHER EXPENSES

                                                            Other Expenses
                                                            (In Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                  Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended            Ended             Ended
                                                      June 30,          June 30,         June 30,          June 30,
                                                          2003              2002             2003              2002
--------------------------------------------------------------------------------------------------------------------------
Salaries, commissions, and employee benefits            $1,994            $1,759           $4,192            $3,757
Occupancy                                                  236               223              477               444
Data processing                                            257               236              525               488
Postage, stationery and supplies                           140               113              296               239
Advertising                                                 96                79              156               204
Outside service fees                                        98               131              226               222
Amortization of intangibles                                 69                69              137               137
Other                                                      529               683            1,102             1,314
                                                        ------            ------            -----            ------
Total other expenses                                    $3,419            $3,293           $7,111            $6,805
--------------------------------------------------------------------------------------------------------------------------

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002:

Other expenses for the second quarter of 2003 were $3,419,000 compared to $3,293,000 for the second quarter of 2002, an increase of $126,000, or 3.8%. The increase is a result of increased salaries, commissions and related benefits due primarily to annual merit increases for employees.

YTD 2003 COMPARED TO YTD 2002:

Other expenses for the first six months of 2003 were $7,111,000 compared to $6,805,000 for the first six months of 2002, an increase of $306,000 or 4.5%. The increase is a result of increased salaries, commissions, and related benefits due primarily to annual merit increases for employees. Other expenses increased primarily due to increased software amortization, other real estate expense, and increased postage costs.

INCOME TAXES

The effective tax rate for the six months ended June 30, 2003 was 22.2% compared to 21.7% for the six months ended June 30, 2002. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income.

BALANCE SHEET

JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

The Corporation's total assets increased from $565.8 million at December 31, 2002 to $572.4 million at June 30, 2003. Loans increased $11.4 million, a result of an increase in commercial loans. The increase in other assets is due to the purchase of a $5.0 million life insurance policy on certain officers of the bank.

Deposits increased $3.1 million to $419.2 million at June 30, 2003 from $416.1 million at December 31, 2002, due to increases in non-interest bearing deposits and certificates of deposit.

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

CAPITAL RESOURCES AND ADEQUACY

                                            Capital
                             Dollars In Thousands, Except Share Data)

-----------------------------------------------------------------------------------------------
                                                       June 30,               December 31,
                                                           2003                       2002
-----------------------------------------------------------------------------------------------
Shareholders' Equity                                    $58,473                    $54,284
Total capital (to risk-weighted assets):
     Consolidated                                         12.8%                      12.3%
     First National Bank in Manitowoc                     12.5%                      12.0%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                         11.8%                      11.4%
     First National Bank in Manitowoc                     11.5%                      11.1%
Tier I capital (to average assets):
     Consolidated                                          8.1%                       7.7%
     First National Bank in Manitowoc                      7.9%                       7.5%

Dividends Per Share-This Quarter                        $ 0.050                    $ 0.054
Dividends Per Share-Year to Date                          0.100                      0.183

Earnings Per Share-This Quarter                         $ 0.290                    $ 0.220
Earnings Per Share-Year to Date                           0.560                      1.020

Dividend Payout Ratio-This Quarter                       17.24%                     24.55%
Dividend Payout Ratio-Year to Date                       17.86%                     17.94%
-----------------------------------------------------------------------------------------------

Total shareholders' equity increased $4.2 million from $54.2 million at December 31, 2002 to $58.4 million at June 30, 2003. Net income for the six month period ending June 30, 2003 was $3.8 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2003 and December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2003, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 11.5% and 11.8%, respectively. As of June 30, 2003, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 12.5% and 12.8%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of June 30, 2003, the Bank's and the Corporation's leverage capital ratio was 7.9% and 8.1%, respectively.

As of June 30, 2003 and December 31, 2002, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since such notifications that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Corporation does not use stock-based employee compensation, therefore the release of SFAS No. 148 does not effect the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the results of operations, financial position, or liquidity.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the market risk position from that disclosed as of December 31, 2002 in the Corporation's 2002 Form 10-K Annual Report.


ITEM 4.  CONTROLS AND PROCEDURES

The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly-owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        None


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:

    Exhibit Number                      Exhibit Descriptions
    --------------                      --------------------

        (3)(1)    Articles of Incorporation of First Manitowoc Bancorp,
                  Inc. (1)

        (3)(2)    Amended and Restated Bylaws of First Manitowoc Bancorp,
                  Inc. (2)

         (10)     First National Bank in Manitowoc Profit Sharing Plan (3)

         (31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

         (32) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (4)

         (99) Item 3 of Part I of First Manitowoc Bancorp, Inc.'s Report on Form 10-K filed March 18, 2003, hereby incorporated by reference (5)


     (1) Incorporated by reference to Exhibit (3)(1) filed with the Corporation's Registration Statement on Form 10 filed May 5, 1999. Amendment filed as Exhibit (3)(2) to the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

     (2) Incorporated by reference to Exhibit (3)(2) filed with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     (3) Incorporated by reference to Exhibit (10)(1) filed with the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

     (4)  Filed herewith.

     (5) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

b)   Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended
     June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        FIRST MANITOWOC BANCORP, INC.
                                        (Registrant)



Date:    August 14, 2003                /s/ Thomas J. Bare
                                        ------------------
                                        Thomas J. Bare
                                        Chief Executive Officer
                                          and Chief Financial Officer

                                  EXHIBIT INDEX


    Exhibit Number                      Exhibit Descriptions
    --------------                      --------------------

        (3)(1)    Articles of Incorporation of First Manitowoc Bancorp,
                  Inc. (1)

        (3)(2)    Amended and Restated Bylaws of First Manitowoc Bancorp,
                  Inc. (2)

         (10)     First National Bank in Manitowoc Profit Sharing Plan (3)

         (31) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

         (32) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (4)

         (99) Item 3 of Part I of First Manitowoc Bancorp, Inc.'s Report on Form 10-K filed March 18, 2003, hereby incorporated by reference (5)




         (1) Incorporated by reference to Exhibit (3)(1) filed with the Corporation's Registration Statement on Form 10 filed May 5, 1999. Amendment filed as Exhibit (3)(2) to the Corporation's Quarterly Report on From 10-Q for the quarterly period ended June 30, 2000.

         (2) Incorporated by reference to Exhibit (3)(2) filed with the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         (3) Incorporated by reference to Exhibit (10)(1) filed with the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

         (4)  Filed herewith.

         (5) Incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.