Form 10-Q
period 2003-09-30
FIRST MANITOWOC BANCORP INC
filed 2003-11-10
CIK 719495

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ---------------------
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

                                  Yes [X] No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 2003, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):
                  Consolidated Statements of Financial Condition -
                  September 30, 2003 and December 31, 2002                          1

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 2003 and 2002           2

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Nine Months Ended September 30, 2003 and 2002                     3

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2003 and 2002                     4

                  Notes to Consolidated Financial Statements                        5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       17

         Item 4.  Controls and Procedures                                          18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                18

         Item 2.  Changes in Securities and Use of Proceeds                        18

         Item 3.  Defaults Upon Senior Securities                                  18

         Item 4.  Submission of Matters to a Vote of Security Holders              18

         Item 5.  Other Information                                                18

         Item 6.  Exhibits and Reports on Form 8-K                                 18

Signatures                                                                         19

Exhibit Index                                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                             September 30,         December 31,
                                                                 2003                  2002
                                                                 ----                  ----
                                                              (In Thousands, Except Share Data)
ASSETS

Cash and due from banks                                        $   8,793            $  17,139
Interest-bearing deposits                                          7,141               18,491
Federal funds sold                                                14,232               20,459
                                                               ---------            ---------
Cash and cash equivalents                                         30,166               56,089
Securities available for sale, at fair value                     132,092              135,747
Other investments (at cost)                                        5,003                2,858
Loans, net                                                       360,503              340,719
Premises and equipment                                             8,688                8,653
Goodwill                                                           8,968                8,968
Intangible assets                                                  2,184                2,143
Other assets                                                      15,931               10,633
                                                               ---------            ---------
Total Assets                                                   $ 563,535            $ 565,810
                                                               =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                       $ 417,731            $ 416,099
Securities sold under repurchase agreements                       48,998               50,884
Borrowed funds                                                    31,121               38,138
Other liabilities                                                  6,899                6,405
                                                               ---------            ---------
Total liabilities                                                504,749              511,526
                                                               ---------            ---------
Shareholders' equity:
         Common stock, $1.00 par value; authorized
           10,000,000 shares; issued 7,583,628 shares              7,584                7,584
         Retained earnings                                        49,239               44,387
         Accumulated other comprehensive income                    2,663                3,013
Treasury stock at cost-646,360 shares                               (700)                (700)
                                                               ---------            ---------
Total shareholders' equity                                        58,786               54,284
                                                               ---------            ---------
Total Liabilities and Shareholders' Equity                     $ 563,535            $ 565,810
                                                               =========            =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                                  -------------                   -------------
                                                               2003           2002             2003           2002
                                                               ----           ----             ----           ----
                                                                        (In Thousands, Except Share Data)
Interest income:
     Loans, including fees                                   $  5,331       $  5,949         $ 16,381       $ 17,695
     Federal funds sold                                            58             98              256            246
     Securities:
       Taxable                                                    406            977            1,532          3,048
       Tax exempt                                                 796            778            2,348          2,300
                                                             --------       --------         --------       --------
       Total interest income                                    6,591          7,802           20,517         23,289
                                                             --------       --------         --------       --------
Interest expense:
     Deposits                                                   1,662          2,193            5,529          6,783
     Securities sold under repurchase agreements                  308            352              953            965
     Borrowed funds                                               324            436            1,012          1,362
                                                             --------       --------         --------       --------
       Total interest expense                                   2,294          2,981            7,494          9,110
                                                             --------       --------         --------       --------
Net interest income                                             4,297          4,821           13,023         14,179
Provision for loan losses                                         300            325              950          1,075
                                                             --------       --------         --------       --------
Net interest income after provision for loan losses             3,997          4,496           12,073         13,104
                                                             --------       --------         --------       --------
Other income:
     Trust service fees                                           115            132              396            414
     Service charges                                              413            311            1,133            882
     Insurance Center commissions                                 414            427            1,263          1,221
     Loan servicing income                                        213            161              637            543
     Income on equity investment                                   96             92              267            261
     Gain on sales of mortgage loans                              802            136            1,760            351
     Other                                                        289            236              865            698
                                                             --------       --------         --------       --------
       Total other income                                       2,342          1,495            6,321          4,370
                                                             --------       --------         --------       --------
Other expenses:
     Salaries, commissions, and employee benefits               2,173          2,137            6,365          5,894
     Occupancy                                                    223            165              700            609
     Data processing                                              267            358              792            846
     Postage, stationery and supplies                             132            138              428            377
     Advertising                                                   84             69              240            273
     Outside service fees                                         167            153              393            375
     Amortization of intangibles                                   68             68              205            205
     Other                                                        589            543            1,691          1,857
                                                             --------       --------         --------       --------
       Total other expenses                                     3,703          3,631           10,814         10,436
                                                             --------       --------         --------       --------
Income before provision for income taxes                        2,636          2,360            7,580          7,038
Provision for income taxes                                        595            507            1,688          1,520
                                                             --------       --------         --------       --------
Net Income                                                   $  2,041       $  1,853         $  5,892       $  5,518
                                                             ========       ========         ========       ========

Earnings per share:  basic and diluted                       $   0.29       $   0.27         $   0.85       $   0.80
                                                             ========       ========         ========       ========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                      Nine Months Ended September 30, 2002
                        (In Thousands, Except Share Data)

                                                                       Accumulated
                                                                          Other
                                         Common         Retained      Comprehensive     Treasury
                                          Stock         Earnings      Income (Loss)       Stock          Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             $7,584          $38,563          $1,042          ($700)       $ 46,489
     Comprehensive income:
         Net income                         ---            5,518             ---            ---           5,518
         Other comprehensive income         ---              ---           2,837            ---           2,837
                                                                                                        -------
     Total comprehensive income                                                                         $ 8,355
     Cash dividends ($0.1275 per share)     ---             (885)            ---            ---            (885)
---------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002            $7,584          $43,196          $3,879          ($700)        $53,959
                                         ======          =======          ======          =====         =======

                      Nine Months Ended September 30, 2003
                        (In Thousands, Except Share Data)

                                                                       Accumulated
                                                                          Other
                                         Common         Retained      Comprehensive     Treasury
                                          Stock         Earnings      Income (Loss)       Stock         Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             $7,584          $44,387          $3,013         ($700)        $54,284
     Comprehensive income:
         Net income                         ---            5,892             ---           ---           5,892
         Other comprehensive loss           ---              ---           (350)           ---            (350)
                                                                                                       -------
     Total comprehensive income                                                                          5,542
     Cash dividends ($0.05 per share)       ---           (1,040)            ---           ---          (1,040)
--------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003            $7,584          $49,239          $2,663         ($700)        $58,786
                                         ======          =======          ======         =====         =======

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                                -------------
                                                                                             2003           2002
                                                                                             ----           ----
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                            $   5,892      $   5,518
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                               950          1,075
         Depreciation of premises and equipment                                                  604            635
         Amortization of intangible assets                                                       206            205
         Amortization of securities, net                                                         859            225
         Stock dividends on FHLB stock                                                          (147)           (92)
         Proceeds from sale of mortgage loans                                                126,109         68,356
         Originations of mortgage loans held for sale                                       (124,330)       (67,794)
         Gain on sales of mortgage loans held for sale                                        (1,760)          (351)
         Gain on sale of fixed assets                                                            (38)             2
         Undistributed income of joint venture                                                  (267)          (261)
         (Increase) decrease in other assets                                                     (57)           764
         Increase in other liabilities                                                           494            580
                                                                                           ---------      ---------
Net cash provided by operating activities                                                      8,515          8,862
                                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                                54,063         18,332
     Purchases of securities available for sale                                              (51,834)       (26,072)
     Net increase in loans                                                                   (20,753)       (18,692)
     Purchases of premises and equipment                                                        (639)          (221)
     Proceeds from sales of premises and equipment                                                38            160
     Purchased bank owned life insurance policies                                             (5,000)             0
     Purchased FHLB Stock                                                                     (2,000)             0
                                                                                           ---------      ---------
Net cash used in investing activities                                                        (26,125)       (26,493)
                                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                       1,631         (1,476)
     Net increase (decrease) in securities sold under repurchase agreements                   (1,886)        17,568
     Proceeds from advances on borrowed funds                                                 21,747         21,747
     Repayment of borrowed funds                                                             (28,764)       (25,774)
     Dividends paid                                                                           (1,040)          (885)
                                                                                           ---------      ---------
Net cash provided by financing activities                                                     (8,312)        11,180
                                                                                           ---------      ---------
Net (decrease) in cash and cash equivalents                                                  (25,922)        (6,451)
Cash and cash equivalents at beginning of period                                              56,089         39,541
                                                                                           ---------      ---------
Cash and cash equivalents at end of period                                                 $  30,167      $  33,090
                                                                                           ---------      ---------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                          $   7,493      $   9,714
         Income taxes                                                                          1,292          1,050

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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All material intercompany transactions and balances are eliminated. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2003 presentation.

NOTE 3: Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                     September 30, 2003
                                                                     ------------------
                                                                Amortized Cost    Fair Value
--------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                     $ 14,891        $ 14,815
Obligations of states and political subdivisions                     42,809          42,868
Mortgage-backed securities                                           70,234          74,309
Corporate notes                                                         100             100
                                                                   --------        --------
Total                                                              $128,034        $132,092
                                                                   ========        ========

                                                                     December 31, 2002
                                                                     -----------------
                                                                Amortized Cost    Fair Value
--------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. Government
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
                                                                   ========        ========

NOTE 4: Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                             (Dollars In Thousands)

                                                     September 30, 2003            December 31, 2002
                                                     ------------------            -----------------
                                                                 Percent of                  Percent of
                                                   Amount       Total Loans     Amount       Total Loans
--------------------------------------------------------------------------------------------------------
Commercial and Agricultural                      $  99,407         27.27%     $  90,374         26.26%
Commercial Real Estate                             112,211         30.78%       104,042         30.24%
Residential Real Estate                            130,437         35.78%       126,122         36.65%
Consumer                                            19,003          5.21%        20,627          6.00%
Other                                                3,462          0.96%         2,938          0.85%
                                                 ---------       -------      ---------       -------
Total                                            $ 364,520        100.00%     $ 344,103        100.00%
                                                                 =======                      =======
Less: Allowance for Loan Loss                       (4,017)                      (3,384)
                                                 ---------                    ---------
Net Loans                                        $ 360,503                    $ 340,719
                                                 =========                    =========

NOTE 5: Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                      For the Nine      For the Nine
                                                                      Months Ended      Months Ended
                                                                      September 30,     September 30,
                                                                           2003              2002
                                                                           ----              ----
                                                                             (In Thousands)
-----------------------------------------------------------------------------------------------------
Balance at beginning of period - December 31, 2002 and 2001             $  3,384          $  2,737
Provision charged to expense                                                 950             1,075
Charge-offs                                                                 (402)             (956)
Recoveries                                                                    85               244
                                                                        --------          --------
Balance at end of period                                                $  4,017          $   3100
                                                                        ========          ========

NOTE 6: Business Segments

The Corporation, through the Bank and the Bank's branch network, provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; and insurance services. Operations are managed and financial performance of these services is evaluated on a corporation-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

NOTE 7: Per Share Computations

Weighted average shares outstanding were 6,937,268 for the nine months ended September 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CORPORATION

First Manitowoc Bancorp, Inc. (the "Corporation") is a Wisconsin corporation and registered bank holding company. The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. and a wholly-owned insurance subsidiary, Insurance Center of Manitowoc, Inc. (the "Insurance Center"). The Insurance Center also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life and health insurance.

The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has twelve full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin. The Corporation's home page on the Internet is www.bankfirstnational.com. The Corporation's web site content is for information purposes only, and it should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q.

FORWARD LOOKING STATEMENTS

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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)

                                            Three Months      Three Months       Nine Months      Nine Months
                                               Ended             Ended              Ended            Ended
                                            September 30,     September 30,     September 30,    September 30,
                                                2003              2002              2003             2002
--------------------------------------------------------------------------------------------------------------
Net Income                                    $ 2,041           $ 1,853           $ 5,892          $ 5,518

Earnings Per Share - Basic & Diluted          $  0.29           $  0.27           $  0.85          $  0.80

Return on Average Assets                         1.44%             1.36%             1.39%            1.39%

Return on Average Equity                        14.10%            14.23%            13.90%           14.79%

Weighted average shares outstanding were 6,937,268 for the nine months ended September 30, 2003 and 2002.

Net income for the three months ended September 30, 2003 was $2,041,000 compared to $1,853,000 for the three months ended September 30, 2002, an increase of $188,000, or 10.1%. Interest income decreased $1,211,000 primarily as a result of a decrease in interest yields. Interest expense decreased $687,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $847,000 due to an increase in service charges and an increase in gain on sales of mortgage loans held for sale. Other expenses increased $72,000. This is a result of increased salaries, commissions and related benefits primarily due to annual merit increases in wages for employees. Earnings per share for the three months ended September 30, 2003 was $0.29 compared to $0.27 for the three months ended September 30, 2002.

Return on average assets ("ROA") on an annualized basis for the third quarter 2003 was 1.44% compared to 1.36% for the third quarter 2002. Return on average equity ("ROE") on an annualized basis for the third quarter 2003 was 14.10% compared to 14.23% for the third quarter 2002.

Net income for the nine months ended September 30, 2003 was $5,892,000 compared to $5,518,000 for the nine months ended September 30, 2002, an increase of $374,000 or 6.78%. Interest income decreased $2,772,000 primarily as a result of a decrease in interest yields. Interest expense decreased $1,616,000 primarily due to a decrease in interest rates paid on deposits and borrowed funds. Other income increased $1,951,000 as a result of increases in service charges and gain on sales of mortgage loans held for sale. Other expense increased $378,000, a result of increased salaries, commissions and related benefits primarily due to annual merit increases. Earnings per share for the nine months ended September 30, 2003 was $0.85 compared to $0.80 for the nine months ended September 30, 2002.

ROA on an annualized basis for the first nine months of 2003 was 1.39%, the same as the first nine months in 2002. ROE on an annualized basis for the first nine months of 2003 was 13.90% compared to 14.79% for the first nine months of 2002. The drop in ROE is due to a decrease in other comprehensive income from unrealized gain/loss on securities.

                        AVERAGE BALANCES, YIELD AND RATES

                                                   For the Three Months                 For the Three Months
                                                 Ended September 30, 2003             Ended September 30, 2002
                                              Average     Income/     Yield/       Average     Income/     Yield/
                                              Balance     Expense      Rate        Balance     Expense      Rate
                                              -------     -------      ----        -------     -------      ----
                                                       (In Thousands)                       (In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 23,120      $   57      0.98%      $ 22,700      $   98      1.73%
Investment securities                         140,310       1,713      4.86%       141,802       2,142      6.04%
Loans                                         357,431       5,470      6.09%       339,697       6,192      7.29%
                                             --------      ------      ----       --------      ------      ----
Total interest-earning assets                 520,861      $7,240      5.51%       504,199      $8,432      6.69%
Other assets                                   44,373                               39,538
                                             --------                             --------
Total Assets                                 $565,234                             $543,737
                                             ========                             ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $348,290      $1,663      1.90%      $330,624      $2,193      2.65%
Repurchase agreements                          49,485         308      2.48%        51,376         352      2.74%
Borrowings                                     33,198         325      3.89%        42,415         436      4.11%
                                             --------      ------      ----       --------      ------      ----
Total interest-bearing liabilities           $430,973      $2,296      2.12%      $424,415      $2,981      2.81%
Demand deposits                                69,439                               60,367
Other liabilities                               6,902                                6,881
                                             --------                             --------
Total Liabilities                             507,314                              491,663

SHAREHOLDERS' EQUITY                           57,920                               52,074
                                             --------                             --------

Total Liabilities and
Shareholders' Equity                         $565,234                             $543,737
                                             ========                             ========

Net interest income and
interest rate spread                                       $4,944      3.39%                    $5,451      3.88%
Net interest income as
a percent of earning assets (annualized)                               3.77%                                4.28%
                                                                       ====                                 ====

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

                        AVERAGE BALANCES, YIELD AND RATES

                                                   For the Nine Months                 For the Nine Months
                                                Ended September 30, 2003            Ended September 30, 2002
                                              Average    Income/     Yield/        Average    Income/     Yield/
                                              Balance    Expense      Rate         Balance    Expense      Rate
                                              -------    -------      ----         -------    -------      ----
                                                     (In Thousands)                       (In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 29,915    $   255      1.14%       $ 19,229    $   246      1.71%
Investment securities                         141,019      5,377      5.10%        136,765      6,481      6.32%
Loans                                         350,197     16,775      6.40%        333,379     18,363      7.34%
                                             --------    -------     -----        --------    -------      ----
Total interest-earning assets                 521,131    $22,407      5.75%        489,373    $25,090      6.84%
Other assets                                   42,357                               40,410
                                             --------                             --------
Total Assets                                 $563,488                             $529,783
                                             ========                             ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $350,737    $ 5,529      2.11%       $326,801    $ 6,783      2.77%
Repurchase agreements                          50,168        952      2.54%         46,384        965      2.78%
Federal funds purchased                           ---        ---       ---               8        ---       ---
Borrowings                                     35,309      1,012      3.83%         43,256      1,362      4.19%
                                             --------    -------     -----        --------    -------      ----
Total interest-bearing liabilities           $436,214    $ 7,493      2.30%       $416,449    $ 9,109      2.92%
Demand deposits                                63,954                               57,011
Other liabilities                               6,818                                6,582
                                             --------                             --------
Total Liabilities                             506,986                              480,042

SHAREHOLDERS' EQUITY                           56,502                               49,741
                                             --------                             --------

Total Liabilities and
Shareholders' Equity                         $563,488                             $529,783
                                             ========                             ========
Net interest income and
interest rate spread                                     $14,914      3.45%                   $15,981      3.92%
Net interest income as
a percent of earning assets (annualized)                              3.83%                                4.37%
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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 30, 2003 has been characterized by fairly stable interest rates.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2003 decreased by $507,000 or 9.30% compared to the three months ended September 30, 2002. Interest income decreased $1,192,000 as a result of a decrease in yields. Total average loans increased from $339,697,000 for the third quarter of 2002 to $357,431,000 for the third quarter of 2003 while interest yield on loans decreased from 7.29% for the third quarter of 2002 to 6.09% for the third quarter of 2003. Average investment securities decreased from $141,802,000 for the third quarter of 2002 to $140,310,000 for the third quarter of 2003. Interest expense decreased $687,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits increased from $424,415,000 for the third quarter of 2002 to $430,973,000 for the third quarter of 2003 while interest rates paid on interest-bearing deposits decreased from 2.81% for the third quarter of 2002 to 2.11% for the third quarter of 2003. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.39% for the three months ended September 30, 2003, a decrease of 48 basis points from the interest rate spread of 3.88% for the three months ended September 30, 2002.

Net interest margin for the three months ended September 30, 2003 was 3.77% compared with 4.28% for the three months ended September 30, 2002.

YTD 2003 COMPARED TO YTD 2002:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2003 decreased by $1,067,000 or 6.68% compared to the nine months ended September 30, 2002. Interest income decreased $2,683,000 as a result of a decrease in yields. Total average loans increased to $350,197,000 for the first nine months of 2003 from $333,379,000 for the first nine months of 2002. Total average investment securities increased to $141,019,000 for the first nine months of 2003 from $136,765,000 for the first nine months of 2002. Interest yields fell on both loans and investment securities for the nine months ended September 30, 2003. Interest expense decreased $1,616,000 due to a decrease in interest rates paid. Total average interest bearing deposits increased to $436,214,000 for the first nine months of 2003 from $416,449,000 for the first nine months of 2002, while interest rates paid on those deposits decreased to 2.30% in 2003 from 2.92% in 2002. The interest rate spread was 3.45% for the nine months ended September 30, 2003, a decrease of 47 basis points from the interest rate spread of 3.92% for the nine months ended September 30, 2002.

Net interest margin for the nine months ended September 30, 2003 was 3.83% compared with 4.37% for the nine months ended September 30, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2003, the Bank charged $950,000 to expense for the provision for loan loss compared to $1,075,000 for the nine months ended September 30, 2002.

                            Allowance for Loan Losses
                                 (In Thousands)

                                                     Three Months      Three Months       Nine Months      Nine Months
                                                         Ended            Ended             Ended            Ended
                                                     September 30,     September 30,     September 30,    September 30,
                                                         2003              2002              2003             2002
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $ 3,860           $ 2,737           $ 3,384          $ 2,737
  Charge-offs                                             (171)             (120)             (402)            (956)
  Recoveries                                                28               158                85              244
                                                       -------           -------           -------          -------
Net (charge-offs) recoveries                              (143)               38              (317)            (712)
Provision for loan losses                                  300               325               950            1,075
                                                       -------           -------           -------          -------
Balance at end of period                               $ 4,017           $ 3,100           $ 4,017          $ 3,100
                                                       =======           =======           =======          =======
Ratio of net charge-offs during period to
average loans outstanding during period                   0.04%             0.26%             0.09%            0.30%

Ratio of allowance for loan losses
to total loans                                            1.10%             0.90%             1.10%            0.90%

The ratio of allowance for loan losses to total loans increased to 1.10% at September 30, 2003 from 0.90% at September 30, 2002.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of September 30, 2003 based on its most recent evaluation of these factors.

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

              Allocation of Allowance for Loan Losses
                           (In Thousands)

                                  September 30,     December 31,
                                      2003              2002
------------------------------------------------------------------
Specific Problem Loans               $2,262            $1,974
Loan Type Allocation:
Commercial & Agricultural               942             1,006
Commercial Real Estate                   86                31
Residential Real Estate                  51                13
Consumer                                196                77
                                     ------            ------
                                      1,275             1,127
Unallocated                             480               283
                                     ------            ------
Total Reserve                        $4,017            $3,384
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

NONPERFORMING LOANS

It is the policy of the Bank to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. The typical time frame for making the determination to put a loan in non-accrual status is 90 days. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to current status when the prospects of future contractual payments are no longer in doubt.

Total nonperforming loans at September 30, 2003 were $4,246,000, an increase of $2,443,000 from December 31, 2002. This increase includes two loans totaling $2,300,000. One of these loans which is on non-accrual for $1,024,000 is in the process of being restructured and put back in an accrual status, the other loan is actively being worked with a goal of removal from non-accrual status by the end of the first quarter 2004. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

                                                                      September 30,      December 31,
                                                                          2003              2002
-------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                         $4,226           $ 1,801
Accruing loans past due 90 days or more                                      20                 2
                                                                         ------           -------
Total nonperforming loans                                                $4,246           $ 1,803
Nonperforming loans as a percent of loans                                  1.16%             0.52%
Ratio of the allowance for loan losses to nonperforming loans             94.60%           187.00%

OTHER INCOME

                                  Other Income
                                 (In Thousands)

                                          Three Months      Three Months      Nine Months       Nine Months
                                             Ended             Ended            Ended             Ended
                                          September 30,     September 30,    September 30,     September 30,
                                              2003              2002             2003              2002
--------------------------------------------------------------------------------------------------------------
Trust service fees                           $  115            $  132           $  396            $  414
Service charges                                 413               311            1,133               882
Insurance Center commissions                    414               427            1,263             1,221
Loan servicing income                           213               161              637               543
Income on equity investment                      96                92              267               261
Gain on sales of  mortgage loans                802               136            1,760               351
Other                                           289               236              865               698
                                             ------            ------           ------            ------
Total other income                           $2,342            $1,495           $6,321            $4,370

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002:

Other income for the third quarter of 2003 was $2,342,000 compared to $1,495,000 for the third quarter of 2002, an increase of $847,000 or 56.7%. An increase in the number of residential mortgage loans and refinancings processed and sold to the Federal National Mortgage Association ("FNMA") secondary market accounted for an increase of $666,000 in gains on sales of mortgage loans in the quarter ended September 30, 2003. Service charges on deposit accounts and FNMA loans and closing fees on mortgage loans also contributed to the increase.

YTD 2003 COMPARED TO YTD 2002:

Total other income for the nine months ended September 30, 2003 was $6,321,000 compared to $4,370,000 for the nine months ended September 30, 2002, an increase of $1,951,000 or 44.6%. Service charges increased $251,000 while loan servicing income increased $94,000. Gain on sales of mortgage loans held for sale increased $1,409,000, resulting from an increase in the number of new residential mortgage loans and refinancings processed and sold in the secondary market during the first nine months of 2003. Other income increased $167,000 while Insurance Center commissions increased $42,000.

OTHER EXPENSES

                                 Other Expenses
                                 (In Thousands)

                                                    Three Months      Three Months      Nine Months       Nine Months
                                                        Ended             Ended            Ended             Ended
                                                    September 30,     September 30,    September 30,     September 30,
                                                         2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------------
Salaries, commissions, and employee benefits            $2,173            $2,137          $ 6,365           $ 5,894
Occupancy                                                  223               165              700               609
Data processing                                            267               358              792               846
Postage, stationery and supplies                           132               138              428               377
Advertising                                                 84                69              240               273
Outside service fees                                       167               153              393               375
Amortization of intangibles                                 68                68              205               205
Other                                                      589               543            1,691             1,857
                                                        ------            ------          -------           -------
Total other expenses                                    $3,703            $3,631          $10,814           $10,436

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002:

Other expenses for the third quarter of 2003 were $3,703,000 compared to $3,631,000 for the third quarter of 2002, an increase of $72,000, or 2.0%. The increase is a result of increased salaries, commissions and related benefits due primarily to annual merit increases for employees.

YTD 2003 COMPARED TO YTD 2002:

Other expenses for the first nine months of 2003 were $10,814,000 compared to $10,436,000 for the first nine months of 2002, an increase of $378,000 or 3.6%. The increase is a result of increased salaries, commissions, and related benefits due primarily to annual merit increases for employees. Other expenses increased primarily due to increased software amortization and increased postage costs.

INCOME TAXES

The effective tax rate for the nine months ended September 30, 2003 was 22.27% compared to 21.5% for the nine months ended September 30, 2002. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income.

BALANCE SHEET

SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

The Corporation's total assets decreased from $565.8 million at December 31, 2002 to $563.5 million at September 30, 2003. Loans increased $19.8 million, a result of an increase in commercial loans. The increase in other assets is due to the purchase of a $5.0 million life insurance policy on certain officers of the bank.

Deposits increased $1.6 million to $417.7 million at September 30, 2003 from $416.1 million at December 31, 2002, due to increases in non-interest bearing deposits and certificates of deposit.

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

CAPITAL RESOURCES AND ADEQUACY

                               Capital
             (Dollars In Thousands, Except Share Data)

                                                          September 30,      December 31,
                                                              2003               2002
---------------------------------------------------------------------------------------------
Shareholders' Equity                                        $58,786           $54,284
Total capital (to risk-weighted assets):
     Consolidated                                              13.2%             12.3%
     First National Bank in Manitowoc                          13.0%             12.0%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                              12.2%             11.4%
     First National Bank in Manitowoc                          11.9%             11.1%
Tier I capital (to average assets):
     Consolidated                                               8.4%              7.7%
     First National Bank in Manitowoc                           8.2%              7.5%

Dividends Per Share-This Quarter                            $ 0.050           $ 0.054
Dividends Per Share-Year to Date                              0.150             0.183

Earnings Per Share-This Quarter                             $  0.29           $  0.22
Earnings Per Share-Year to Date                                0.85              1.02

Dividend Payout Ratio-This Quarter                            17.24%            24.55%
Dividend Payout Ratio-Year to Date                            17.65%            17.86%

Total shareholders' equity increased $4.6 million from $54.2 million at December 31, 2002 to $58.8 million at September 30, 2003. Net income for the nine-month period ending September 30, 2003 was $5.9 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2003 and December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2003, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 11.9% and 12.2%, respectively. As of September 30, 2003, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 13.0% and 13.2%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of September 30, 2003, the Bank's and the Corporation's leverage capital ratio was 8.2% and 8.4%, respectively.

As of September 30, 2003 and December 31, 2002, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since such notifications that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Corporation does not use stock-based employee compensation, therefore the release of SFAS No. 148 does not affect the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective for the first reporting period ending after December 15, 2003. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity of the Bank.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on the results of operations, financial position, or liquidity of the Bank.

FINANCIAL STATEMENT DISCLOSURES

Commitments to sell residential mortgage loans to FNMA and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which is not material at this time. Commitments outstanding at September 30, 2003 were $2.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's management is aware of no material change to the market risk position from that disclosed as of December 31, 2002 in the Corporation's 2002 Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

                          FIRST MANITOWOC BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Neither the Corporation nor its subsidiary is involved in any pending legal proceedings involving amounts that management believes are material to the financial condition and results of operations of the Corporation.

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

Exhibit Number                                  Exhibit Descriptions
--------------                                  --------------------
    (3)(1)           Articles of Incorporation of First Manitowoc Bancorp, Inc. (1)

    (3)(2)           Amended and Restated Bylaws of First Manitowoc Bancorp, Inc. (2)

     (10)            First National Bank in Manitowoc Profit Sharing Plan (3)

    (31.1)           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

    (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

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

b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            FIRST MANITOWOC BANCORP, INC.
                                            (Registrant)

Date: November 10, 2003                     /s/ Thomas J. Bare
                                            ---------------------------------
                                            Thomas J. Bare
                                            Chief Executive Officer and Chief
                                              Financial Officer