Form 10-K
period 2003-12-31
FIRST MANITOWOC BANCORP INC
filed 2004-03-12
CIK 719495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003
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

The aggregate market value of registrant's common stock, par value $1.00 per share, held by non-affiliates (excludes a total of 998,312 shares reported as beneficially owned by directors and executive officers or held in the registrant's profit sharing 401(k) plan; does not constitute an admission as to affiliate status), as of June 30, 2003, was approximately $86,114,862

As of February 27, 2004, 6,937,268 shares of registrant's common stock, par value $1.00 per share were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of First Manitowoc Bancorp, Inc.'s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into
                          Part III of this Form 10-K.

                        2003 FORM 10-K TABLE OF CONTENTS

                  DESCRIPTION                                                                PAGE NO.
                  -----------                                                                --------
PART I
     ITEM 1.      BUSINESS                                                                       1

     ITEM 2.      PROPERTIES                                                                     13

     ITEM 3.      LEGAL PROCEEDINGS                                                              13

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            13

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS                                                    14

     ITEM 6.      SELECTED FINANCIAL DATA                                                        16

     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                      18

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     33

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    36

     ITEM 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE                                                       67

     ITEM 9A.     CONTROLS AND PROCEDURES                                                        67

PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             67

     ITEM 11.     EXECUTIVE COMPENSATION                                                         67

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED SHAREHOLDERS MATTERS                                               67

     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 68

     ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                         68

PART IV
     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                68

     SIGNATURES

                                     PART I


FORWARD-LOOKING STATEMENTS

Statements made in this Report on Form 10-K and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements may be identified by the use of words such as believe, expect, anticipate, plan, estimate, should, will, intend, or similar expressions.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of First Manitowoc Bancorp, Inc. (the "Corporation") and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation's control, include, but are not limited to:

o General economic conditions, either nationally or the state in which the Corporation does business;

o Legislation or regulatory changes which adversely affect the businesses in which the Corporation is engaged;

o Changes in the interest rate environment which increase or decrease interest rate margins;

o Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

o Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

o        Changes in consumer spending, borrowing and savings habits;

o        Technological changes;

o Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

o The Corporation's ability to increase market share and control expenses;

o        The effect of compliance with legislation or regulatory changes;

o        The effect of changes in accounting policies and practices;

o The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

o The factors discussed in Item 1 in this report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this report and the documents incorporated herein by reference.

All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

First Manitowoc Bancorp, Inc. is a Wisconsin corporation and registered bank holding company. The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. and a wholly-owned insurance subsidiary, Insurance Center of Manitowoc, Inc.. Insurance Center of Manitowoc, Inc. also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life and health insurance.

The Corporation acquired the Bank through the merger of the Bank into an interim national banking association formed as a Corporation subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders in 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Corporation's common stock. The Bank's charter was not affected by the merger. Currently, the Corporation has outstanding 6,937,268 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 635 holders of record on February 27, 2004.

As of December 31, 2003, the Corporation had assets of approximately $582.0 million, net loans of approximately $367.1 million, and deposits of $428.3 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Wisconsin. The Bank has twelve full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin. The Corporation's home page on the Internet is www.bankfirstnational.com. The Corporation's web site content is for information purposes only, and it should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K information from parts of other documents filed with the Securities and Exchange Commission ("SEC") is incorporated by reference. The SEC allows us to disclose important information by referring to it in this manner, and you should review this information.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders' meeting, as well as any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the "Investor Relations, SEC web site" link of our web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

STATEMENT ON CORPORATE GOVERNANCE

         We have reviewed the provisions of the Sarbanes-Oxley Act of 2002 and the SEC rules regarding corporate governance policies and processes and are in compliance with the rules and listing standards. We have adopted a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees. You can access our Nominating Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics on our Website at http://www.bankfirstnational.com or by writing to us at 402 North Eighth Street, Manitowoc, Wisconsin 54221 Attention: Rachel Wiegert, Secretary.

BUSINESS STRATEGY

The Bank's strategy is to provide high quality financial products and services to individuals, businesses, and governmental entities. The Bank employs a well-trained, qualified staff and maximizes automation to provide fast, efficient, convenient delivery of its products and services.

BANKING PRODUCTS AND SERVICES

The Bank has been doing business in Wisconsin since 1894 and is engaged in both the commercial and consumer banking business. The Bank provides a wide range of personal banking services designed to meet the needs of local consumers. As a convenience to its customers, the Bank offers Saturday banking hours; drive-thru teller windows; "Telebanc," a telephone banking service; and 24-hour automated teller machines. Additionally, the Bank offers an Internet web site, which includes on-line banking, bill payment, e-mail statements, account transfers, check ordering, and check copies among other services. Services provided include checking accounts, savings and time accounts, and safe deposit boxes.

The Bank makes loans in the following categories: Commercial and Agricultural loans, Commercial Real Estate, Residential Real Estate, and Consumer and Other loans.

COMMERCIAL AND AGRICULTURAL BUSINESS LENDING

As of December 31, 2003, commercial and agricultural business loans accounted for approximately 29.4% of the Bank's gross loans. These loans may take the form of lines of credit, single payment loans, or term payment loans, and may be secured or unsecured depending on the creditworthiness of the borrower. The Bank operates under a commercial business lending policy that establishes guidelines for management in making commercial lending decisions. Among these guidelines are the purpose of the loan, the source of repayment, and an alternate source of repayment (generally in the form of collateral or guarantee). Applications for commercial and agricultural business loans are accepted at the Bank's main and branch offices. It is the Bank's general policy to restrict its commercial and agricultural business lending to a market area defined as within a 100-mile radius of any office location where business banking products and services are sold.

Commercial and agricultural business loans are generally made for business expansion or ongoing business needs. The purpose of commercial and agricultural business loans can include the purchase of equipment or the provision of operating capital for the financing of accounts receivable and inventory. Commercial business loans are not generally made for the purpose of acquiring real estate, although real estate may occasionally be accepted as incidental collateral on a loan made for another business purpose. Agricultural business loans, however, may include loans for farmland, including a farm residence and other improvements.

Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

The Bank occasionally participates in commercial business loans originated by third-party financial institutions. The Corporation, however, does not generally service such loans.

The Bank believes that the higher yields earned on commercial business loans compensate for the increased risk associated with such loans and that commercial business loans are important to the Bank's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

COMMERCIAL REAL ESTATE LENDING

Non-residential real estate loans accounted for approximately 30.0% of the Bank's gross loans as of December 31, 2003. Such loans are subject to the general policies and procedures outlined in "Commercial Business Lending", below. It is the Bank's general policy to restrict its commercial real estate lending to loans secured by properties located within a 100-mile radius of Manitowoc. There are no policy restrictions on the amount of loan funds secured by property type.

Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general, these loans have amortization periods ranging from 10 to 25 years, mature in five years or less, and have interest rates which are fixed or variable. Loan-to-value ratios on the Bank's commercial real estate loans follow OCC requirements. It is also the Bank's general policy to obtain personal guarantees on its commercial real estate loans and, when such guarantees cannot be obtained, to impose more stringent loan-to-value ratios, debt coverage ratios, and other underwriting requirements.

From time-to-time the Bank originates loans to construct multi-family residential and non-residential real estate properties. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the reputation of the contractor, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary.

Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on real estate developers and managers and on income producing properties. In addition, loans secured by properties located outside of the Corporation's immediate market area may involve a higher degree of risk. This is because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Bank does not have a material concentration of commercial real estate loans outside of its immediate market area.

RESIDENTIAL REAL ESTATE LENDING

Single-family residential loans accounted for approximately 34.8% of the Bank's gross loans as of December 31, 2003. Applications for single-family residential loans are accepted by qualified lenders at all offices except the Plymouth West office. The Bank makes predominantly fixed-rate loans for terms ranging from ten to thirty years, but does also make loans that provide for periodic adjustments of the interest rate ("adjustable rate loans"). In general, the Bank looks to sell to the secondary market but will do an in house loan on occasion.

Although the Corporation generally does not retain residential loans in its portfolio, it continues to originate and service residential loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal National Mortgage Association ("Fannie Mae"). Sales or securitizations of mortgage loans through Freddie Mac and Fannie Mae have generally been under terms that do not provide for any recourse against the Bank by the investor. The Bank generally sells these loans at the time they are originated, but continues to service these loans for its customers. Sales of mortgage loans provide additional funds for lending and other business purposes.

The Bank's general policy is to lend up to 80% of the independently appraised value of the property (referred to as the "loan-to-value ratio"). The Bank will occasionally lend in excess of an 80% loan-to-value ratio on a first mortgage loan, but will generally require the borrower to obtain private mortgage insurance on the portion of the loan that exceeds 80%.

The Bank also originates loans to individuals to construct single-family residences. The borrower must have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the reputation of the contractor, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary. This risk has not had any adverse effect on the Bank to date, although no assurances can be made with respect to future periods.

The Bank continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2003, loans serviced for others were $178.7 million. The amount of capitalized mortgage servicing rights as of December 31, 2003 was $1.8 million.

When the Bank services loans for others, it is compensated for these services through the retention of a servicing fee from borrowers' monthly payments. The Bank pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference is retained by the Bank and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights. The Bank also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds.

Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Bank's mortgage banking operations. That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the value of mortgage servicing rights may also be caused by mark-to-market adjustments under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value servicing rights. Although management believes that most of the Bank's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market gains or losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to unfavorable mark-to-market adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. During periods of rising rates, mark-to-market adjustments tend to result in gains to the value of servicing rights as the assumption is adjusted to reflect a declaration in payments.

CONSUMER AND OTHER LENDING

The Bank offers consumer and other loans in order to provide a full range of financial services to its customers. Such loans accounted for approximately 5.8% of the Corporation's gross loans as of December 31, 2003. Most of the Bank's consumer loan portfolio consists of second mortgage loans and home equity lines of credit, but also includes automobile loans, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans.

Applications for consumer loans are taken at all of the Bank's offices. Applications for automobile loans are also accepted through relationships established with a limited number of qualifying automobile dealerships ("indirect automobile lending"). The majority of consumer loans are underwritten, approved, and serviced on an on-going basis by loan officers.

Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured in part or in full by a second mortgage on the borrower's residence.

The Bank believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Bank's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, the Bank's net charge-offs on consumer loans as a percentage of gross loans have not been significant in recent years, despite the risks inherent in consumer lending.

In conjunction with its consumer lending activities, the Corporation offers customers credit life and disability insurance products. The Bank and its loan officers receive commission revenue related to the sales of these products. In addition, a wholly-owned subsidiary of the Bank receives premium revenue in exchange for the portion of the insurance risk it has reinsured on these sales. Refer to "Subsidiaries", below, for additional discussion.

The Bank offers a full range of trust services that include trust under agreement, testamentary trust, guardianships and conservatorships, probate estates, estate planning, and financial planning. The Bank employs a licensed investment representative who provides a variety of investment and insurance products through arrangements with other service providers. These products include mutual funds, stocks, bonds, annuities, and life insurance products.

Insurance products, including commercial, personal, life, and health insurance, are offered through Insurance Center of Manitowoc, Inc.

To attract new business and retain existing customers, the Bank relies on local marketing promotions, personal contact by its officers, staff and directors, referrals by current customers, extended banking hours, personalized service, and contact with on-line customers via the Bank's website or e-mail statements.

NON-PERFORMING AND OTHER CLASSIFIED ASSETS

Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans 90 or more days past due. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 4 of the Bank's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

When a loan is placed on non-accrual and/or non-performing status, the Bank generally institutes foreclosure or other collection proceedings. Real estate acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as "other real estate" and is considered "non-performing" until sold. Other property acquired through adverse judgment, such as automobiles and other depreciable assets, are generally classified as "other personal property".

The Bank has internal policies and procedures in place to evaluate risk ratings on all loans. In addition, in connection with examinations of banks, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss". An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the Bank could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. If an asset or portion thereof is classified as "Loss", the Bank must either establish a specific allowance for the portion of the asset classified as "Loss", or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional discussion.

ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE

The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are probable and estimable. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

Management of the Bank believes that the current allowances established by the Bank are adequate to cover probable and estimable losses in the Bank's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

SOURCES OF FUNDS

DEPOSIT LIABILITIES

The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. As of December 31, 2003, deposit liabilities accounted for approximately 73.6% of the Corporation's total liabilities and equity.

In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, automated teller machine ("ATM") and debit card fees, and other transaction charges. The Bank's extensive branch network also creates opportunities for sales of non-deposit products such as tax-deferred annuities, mutual funds, and other investment products. In exchange for these sales, the Bank receives commission revenue from the third-party providers of the financial products and/or services.

The principal methods used by the Bank to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. All of the Bank's offices have drive-up facilities and, the Bank owns eleven ATM machines, all of which are located in the Bank's primary markets. Depositors may also obtain a debit card from the Bank, which allows them to purchase goods and services directly from merchants. The same debit card also provides access to the ATM network.

FEDERAL HOME LOAN BANK ADVANCES

The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Bank is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2003, FHLB advances accounted for approximately 5.2% of the Bank's total liabilities and equity.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank regularly enters into sales of securities under agreements to repurchase. In form, these transactions are an arrangement in which the sale of securities is accompanied by a simultaneous agreement to repurchase the identical securities (or substantially the same securities) at a future date. In substance, however, these arrangements are borrowings secured by high-quality, highly-liquid securities such as Fannie Mae or Freddie Mac MBSs. Accordingly, these arrangements are accounted for as borrowings in the Bank's financial statements.

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS

The Corporation has lines of credit with three financial institutions. These lines, which amount to $25 million in the aggregate, permit the overnight purchase of federal funds. As of December 31, 2003, there was $0 outstanding under these lines of credit.

BANK SUBSIDIARY CORPORATIONS

FNBM Investment Corporation - FNBM Investment Corporation - ("FNBM") was incorporated in the State of Nevada in December 1993. FNBM is located in Las Vegas, Nevada. The Bank owns 100% of the outstanding common stock of FNBM. FNBM was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings.

Insurance Center of Manitowoc, Inc - Insurance Center of Manitowoc, Inc. - ("ICM") was incorporated in the State of Wisconsin in 1932. Bank acquired 100% of the outstanding common stock of the ICM in January 2001. ICM has an office in Manitowoc, Wisconsin that operates under the trade name Insurance Center of Manitowoc, Inc. and an office in Green Bay, Wisconsin that operates under the trade name Gary Vincent & Associates, Inc. ICM is a regional independent agency offering commercial, personal, life, and health insurance. ICM provides various bank-related insurance coverages for the Bank including Directors & Officers Liability, Trust, and Blanket Bond.

United Financial Services, Inc - United Financial Services, Inc. - ("UFS") was incorporated in the State of Wisconsin in September 1991. UFS is located in Grafton, Wisconsin. The Bank owns 49.8% of the outstanding common stock of UFS. The subsidiary, UFS, was formed to provide data processing services to the banking industry. UFS provides data processing services to owner banks Baylake Bank and the Bank in addition to 52 other banks located in Wisconsin. The Bank's investment in UFS is accounted for under the equity method.

SEASONALITY

The management of the Bank does not believe that the deposits or business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

FOREIGN OPERATIONS

The Bank does not engage in operations in foreign countries.

EMPLOYEES

As of February 27, 2004, the Corporation employed 210 individuals, 84 of whom worked part-time.

COMPETITION

The Bank offers many personalized services and attracts customers by being responsive and sensitive to the needs of the community. The Bank relies on goodwill and referrals from satisfied customers as well as traditional media advertising to attract new customers. To enhance a positive image in the community, the Bank supports and participates in many local events, such as the Manitowoc County Fair, Manitowoc County Airport Day, First National Bank Maritime Bay Bike Classic, Two Rivers Ethnic Festival, and French Creek Days. Employees, officers, and directors represent the Bank on many boards and local civic and charitable organizations.

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

SUPERVISION AND REGULATION

General - The Corporation and the Bank are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulation. Changes in such laws and regulations may have a material effect on the business and prospects of the Corporation and the Bank.

Federal Bank Holding Company Regulation and Structure - The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"). As such, it is subject to regulation, supervision, and examination by the Federal Reserve Board ("FRB"). The Corporation is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Corporation and its subsidiaries.

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for when the holding company does not have the resources to provide it.

Federal Bank Regulation - The Corporation's banking subsidiary is a federally-chartered national bank regulated by the Office of Comptroller of Currency ("OCC"). The OCC may prohibit the institutions over which it has supervisory authority from engaging in activities or investments that the agency believes constitutes unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities which violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Deposit Insurance - As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank pays a quarterly deposit insurance premium assessment to the FDIC. The insurance premium assessment is based upon the FDIC's risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on their regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The FDIC has authority to increase insurance assessments and is required under federal law to establish assessment rates that will maintain the insurance fund's ratio of reserves to insured deposits at $1.25 per $100. The Bank was classified as "well capitalized" at December 31, 2003.

Capital Requirements - The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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

Federal banking agencies include in their evaluations of a bank's capital adequacy, an assessment of the Bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR.

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

Monetary Policy - The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. Because of ongoing change in the national economy and in the money markets, as well as the effect of monetary and fiscal policies of the Federal Reserve System and Federal government, prediction cannot be made as to future changes in interest rates, loan demand, deposit levels or the effect on the earnings of the Corporation.

Federal Taxation - The Corporation is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries file a consolidated federal income tax return. This has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 34% of its taxable income, as defined in the IRC.

State Taxation - The State of Wisconsin imposes a tax on the Corporation's taxable income at the rate of 7.9%. State income taxes are deductible on the Corporation's federal income tax return. Wisconsin's definition of taxable income is generally similar to the federal definition, except that interest from state and municipal obligations is taxable. In Wisconsin, net operating losses may be carried forward but not back.

FNBM is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FNBM are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require consolidated income tax returns for entities headquartered in the state and result in taxation of FNBM's earnings. To date, none of these legislative proposals have been adopted. In addition, from time-to-time the Wisconsin Department of Revenue ("WDR") attempts to impose income tax on out-of-state investment subsidiaries like FNBM. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR may take the position that the income of FNBM is taxable in Wisconsin. Management believes the Bank, as well as FNBM, have complied with the tax rules relating to the income of out-of-state subsidiaries. The WDR has indicated that it may repudiate these rulings and management is uncertain at this time whether the WDR exam will result in an assessment. The Bank will vigorously oppose an assessment, if any.

Anti-Terrorism Act - On October 6, 2002, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "Patriot Act") was signed into law. While not primarily banking legislation, the Patriot Act contained provisions requiring financial institutions to adopt a variety of policies aimed at preventing money-laundering. The OCC is the primary regulator for purposes of insuring compliance by the Bank with Patriot Act requirements and certain of those requirements will not become effective until adoption of implementing regulations by the OCC. Management of the Bank does not believe that compliance with the Patriot Act and its implementing regulations has a significant impact on the Bank's business.

ITEM 2. PROPERTIES

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


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

There is no established public trading market for the Corporation's common stock ("Shares"). Accordingly, there is no comprehensive record of trades or the prices of any such trades. The following tables reflect stock prices for Shares to the extent such information is made known and available to management of the Corporation, and the dividends declared with respect thereto during the preceding two years.

                                            2003
----------------------------------------------------------------------------------------------
  1st Quarter                2nd Quarter               3rd Quarter                4th Quarter
 High     Low               High     Low              High     Low               High    Low
------   ------            ------   ------           ------   ------            ------  ------
$14.50   $14.50            $15.75   $14.50           $15.50   $14.50            $16.00  $14.00



                                            2002
----------------------------------------------------------------------------------------------
  1st Quarter                2nd Quarter               3rd Quarter                4th Quarter
 High     Low               High     Low              High     Low               High    Low
------   ------            ------   ------           ------   ------            ------  ------
$14.00   $14.00            $14.50   $14.00           $14.50   $14.50            $14.50  $14.50

All market information shown above has been restated for stock dividends and stock splits.


CASH DIVIDENDS

                                            2003
-------------------------------------------------------------------------------------------
1st Quarter                2nd Quarter               3rd Quarter                4th Quarter               Total
-----------                -----------               -----------                -----------               -----
$0.050                     $0.050                    $0.050                     $0.060                    $0.210

                                            2002
-------------------------------------------------------------------------------------------
1st Quarter                2nd Quarter               3rd Quarter                4th Quarter               Total
-----------                -----------               -----------                -----------               -----
$0.043                     $0.043                    $0.043                     $0.054                    $0.183

All cash dividends shown above have been restated for stock dividends and stock splits.


HOLDERS

As of February 27, 2004, there were approximately 635 holders of record of the Corporation's Shares.

DIVIDENDS

The Corporation declared and paid cash dividends per share totaling $0.210 per share or $1.5 million during fiscal 2003, and $0.183 per share or $1.3 million during fiscal 2002. The Corporation currently expects that comparable cash dividends will continue in the future.

Dividends may be paid to the holders of the Corporation's shares, when, as, and if declared by the Corporation's Board of Directors, subject to the restrictions imposed by Wisconsin law. The only statutory limitation applicable to the Corporation is that dividends may not be paid if the Corporation is insolvent or if the dividend would cause the Corporation to become insolvent. There are no contractual restrictions that currently limit the Corporation's ability to pay dividends or that the Corporation reasonably believes are likely to limit materially the future payment of dividends on the Corporation's shares. Currently, its only source of income is from the dividends paid by the Bank to the Corporation. Therefore, the dividend restrictions applicable to national banks will impact the Corporation's ability to pay dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Corporation's Consolidated Financial Statements and the related notes and with the Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations, provided elsewhere herein. In thousands, except per share amounts.

FOR THE YEAR ENDED DECEMBER 31,             2003            2002             2001            2000             1999
                                          -------         -------          -------         -------          -------
Interest income                           $27,189         $30,811          $35,421         $34,979          $27,097

Interest expense                            9,683          11,978           17,982          18,995           13,602
Net interest income                        17,506          18,833           17,439          15,984           13,495
Provision for loan losses                   1,250           1,950            3,000           1,065              851
Net interest income after provision
for loan losses                            16,256          16,883           14,439          14,919           12,644
Other income                                7,887           6,585            5,344           2,711            2,357
Other expense                              14,433          14,542           13,455          11,428            9,077

Net income                                  7,629           7,089            5,405           5,301            4,928

Per Share Data:*

Net income - basic and diluted           $  1.100        $  1.020          $ 0.780         $ 0.760         $  0.710
Cash dividends declared                     0.210           0.183            0.150           0.140            0.128

Book value                                  8.680           7.820            6.700           5.980            4.980


Weighted average shares outstanding     6,937,268       6,937,268        6,937,268       6,937,268        6,937,268


AT YEAR ENDED DECEMBER 31,                 2003            2002             2001            2000             1999
                                         --------        --------         --------        --------         --------
Total assets                             $581,953        $565,810         $527,304        $495,410         $462,518
Loans                                     371,125         344,103          327,440         326,571          298,640
Allowance for loan losses                   3,999           3,384            2,737           3,824            3,700
Investment securities                     138,275         135,747          126,754         114,375           95,621
Deposits                                  428,284         416,099          394,092         394,601          363,286
Repurchase Agreements                      55,359          50,884           33,108          29,952           22,352
Borrowed funds                             31,910          38,138           47,179          23,000           38,000
Shareholders' equity                       60,223          54,284           46,489          41,461           34,506

AVERAGE BALANCES
Assets                                   $564,735        $534,622         $505,518        $472,285         $390,092
Deposits                                  415,926         387,953          384,856         373,035          293,575
Shareholders' equity                       57,189          50,750           44,763          37,455           34,572

FINANCIAL RATIOS
Return on average assets                    1.35%           1.33%            1.07%           1.12%            1.26%
Return on average equity                   13.34%          13.97%           12.07%          14.15%           14.25%
Average equity to average assets           10.13%           9.49%            8.85%           7.93%            8.86%
Dividend payout ratio                      19.09%          17.86%           19.26%          18.32%           17.96%

* Per share data for 1999 through 2002 is restated to reflect the 25% stock dividend (five-for-four stock split) effective April 16, 1999, and the two-for-one stock splits effective June 30, 2000 and October 18, 2002.

                     SUMMARY QUARTERLY FINANCIAL INFORMATION
                     In thousands, except per share amounts

                                                       Three Months Ended,
                                       March 31      June 30     September 30    December 31
                                       --------      -------     ------------    -----------
2003
Selected Operations Data:
   Interest income                       $7,135        $6,791        $6,591        $6,672
   Interest expense                       2,667         2,533         2,294         2,189
                                         ------        ------        ------        ------
      Net interest income                 4,468         4,258         4,297         4,483
   Provision for loan losses                200           450           300           300
   Other income                           1,886         2,093         2,342         1,566
   Other expenses                         3,692         3,419         3,703         3,619
                                         ------        ------        ------        ------
      Income before income taxes          2,462         2,482         2,636         2,130
   Provision for income taxes               561           532           595           393
                                         ------        ------        ------        ------
      Net income                         $1,901        $1,950        $2,041        $1,737

Per Share Data:
   Net income - Basic and Diluted        $ 0.27        $ 0.28        $ 0.29        $ 0.26


                                                      Three Months Ended,
                                        March 31     June 30    September 30     December 31
                                        --------     -------    ------------     -----------
2002
Selected Operations Data:
   Interest income                       $8,016        $7,910        $8,032        $6,853
   Interest expense                       3,131         2,998         2,981         2,868
                                         ------        ------        ------        ------
      Net interest income                 4,885         4,912         5,051         3,985
   Provision for loan losses                225           525           325           875
   Other income                           1,242         1,194         1,265         2,884
   Other expenses                         3,513         3,292         3,631         4,106
                                         ------        ------        ------        ------
      Income before income taxes          2,389         2,289         2,360         1,888
   Provision for income taxes               520           493           507           317
                                         ------        ------        ------        ------
      Net income                         $1,869        $1,796        $1,853        $1,571

Per Share Data:*
   Net income - Basic and Diluted        $ 0.27        $ 0.26        $ 0.27        $ 0.22

*Per share data has been adjusted to reflect the two-for-one stock split effective October 18, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis in this section should be read in conjunction with
Item 8, Financial Statements and Supplemental Data as well as with the selected financial data found elsewhere in this report.

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

The consolidated financial statements of the Corporation are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation's financial condition and results and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses - Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments including management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section "Allowance for Loan Losses."

Mortgage Servicing Rights Valuation - The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal estimated cash flow model to establish the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements.

For additional information concerning critical accounting policies, see Notes to Consolidated Financial Statements, "Note 1, Summary of Significant Accounting Policies" and "Note 2, Changes in Accounting Principles".

Results of Operations

INCOME STATEMENT

The Corporation recorded net income of $7.6 million for the year ended December 31, 2003, an increase of 7.0% over the $7.1 million earned in 2002. These amounts represented returns on average assets of 1.35% for 2003 and 1.33% for 2002. Returns on average equity were 13.34% for 2003 and 13.97% for 2002. Earnings per share in 2003 (basic and diluted) were $1.10, an increase of 7.8% over 2002 earnings per share of $1.02.

Interest income decreased $3.6 million, from $30.8 million in 2002 to $27.2 million in 2003. Interest expense decreased from $12.0 million in 2002 to $9.7 million in 2003. These items continue to be affected by the low interest rate environment in 2003. As a result, net interest income decreased $1.3 million in 2003. However, as mentioned previously, net income increased for the year. The decrease in net interest income was offset by the increase in other income as detailed below.

Other income increased $1.3 million in 2003, from $6.6 million in 2002 to $7.9 million in 2003. A sustained decrease in mortgage rates led to significant gains on sales of these loans to the secondary market and the corresponding servicing income. Other expense held steady: increases in employee compensation were offset by decreases in other expense categories such as occupancy expense.

BALANCE SHEET

Total assets at December 31, 2003 increased $16.2 million from $565.8 million in 2002 to $582.0 million in 2003. Loans were $371.1 million at December 31, 2003, an increase of $27.0 million or 7.8% over December 31, 2002. Significant increases in loans were as follows: Commercial loans increased $7.5 million, commercial real estate loans increased $7.4 million, and consumer loans increased $8.8 million.

Challenging economic conditions continue to affect the Bank's customers. The allowance for loan losses increased to $4.0 million at December 31, 2003 from $3.3 million at December 31, 2002. The ratio of allowance for loan losses to total loans was 1.08% for 2003 and 0.98% for 2002. Non-performing loans were $3.3 million, representing 0.9% of total loans at year end 2003, compared to $1.8 million or 0.5% of total loans last year. The increase in non-performing loans came primarily from the commercial loan sector of the Bank's loan portfolio.

Deposits increased $12.1 million, from $416.1 million at December 31, 2002 to $428.2 million at December 31, 2003. The bank continues to experience strong competition from other commercial banks, credit unions, the stock market, and mutual funds. There are no predetermined divisions in the asset/liability policy for the mix of deposits. Repurchase agreements increased $4.5 million or 8.8% over 2002 due to increased deposits by municipalities at year end as a result of tax collections. Borrowed funds decreased $6.2 million to $31.9 million at December 31, 2003 from $38.1 million at December 31, 2002. An FHLB borrowing in the amount of $5.0 million reached maturity during the year 2003.

Results of Operations Overview for fiscal years 2003, 2002 and 2001

The Corporation reported $7.6 million in net income for 2003 or $1.10 per share compared to 2002 net income of $7.1 million or $1.02 per share, and $5.4 million or $0.78 per share for 2001. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $7.1 million achieved in 2002. The improvement was primarily attributed to other operating income. Return on average assets was 1.35%, 1.33% and 1.07% in 2003, 2002 and 2001, respectively. Return on average equity was 13.34% for 2003, 13.97% for 2002, and 12.07% for 2001.

Net Interest Income, Interest Rate Spread, and Net Interest Margin

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

Table 1 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense and the corresponding interest rates earned and paid. Net interest income, interest rate spread and net interest margin on a tax-equivalent basis are shown for the three years ended December 31, 2003, 2002, and 2001, respectively.

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Interest rates fell during 2003 and 2002. Net interest income (on a tax equivalent basis) for 2003 decreased by $1.3 million or 7.0% compared to the year ended December 31, 2002, while 2002 net interest income increased by $1.4 million or 8.0% from the previous year ended December 31, 2001. (See Tables 1 and 2)

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. Interest rate spread for the years ended December 31, 2003, 2002 and 2001 was 2.97%, 3.37%, and 3.07%, respectively. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The net interest margin exceeds the interest rate spread because non-interest bearing sources of funds, primarily demand deposits and shareholder's equity, also support earning assets. For 2003, the net interest margin was 3.35% compared to 3.81% in 2002. The net interest margin for 2001 was 3.74%. These changes are the result of repricing and volume changes as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

As shown in the rate/volume analysis in Table 2, changes in the rates resulted in a $2.4 million decrease in taxable equivalent net interest income. Decreases in volume and changes in the mix of both earning assets and interest-bearing liabilities added $1.0 million for a combined decrease of $1.3 million in taxable equivalent net interest income. Rate changes on interest-bearing liabilities lowered interest expense by $2.6 million, while rate changes on earning assets reduced interest income by $4.9 million.

For 2003, the cost of interest-bearing liabilities decreased 64 basis points to 2.22% aided by the low interest rate environment. The most significant rate decrease occurred in the CD and IRA deposit category, a decline of 94 basis points.

The yield on earning assets fell 93 basis points to 5.69% for 2003. The average loan yield was 6.27%. The lower rate environment for new originations, competitive pricing pressure and refinancing in many loan categories contributed to the downward trend in loan yields. The yield on securities was down 107 basis points to 5.13%. The earning asset rate changes reduced interest income by $3.0 million, a combination of $1.7 million in lower interest on loans and $1.3 million in lower interest on securities.

From a volume perspective, earning assets contributed $1.4 million to taxable equivalent net interest income while interest-bearing liabilities cost $0.2 million, netting a $1.2 million increase to taxable equivalent net interest income.

Average earning assets were $522.9 million in 2003, an increase of $28.1 million from 2002. Loans accounted for the majority of the growth in earning assets. Loans increased $17.7 million or 5.2% to $353.3 million on average in 2003. Securities increased $3.4 million and Federal Funds Sold increased $7.0 million on average in 2003.

Average interest-bearing liabilities were $434.5 million in 2003, an increase of $15.6 million from 2002. Certificates of deposit and IRA deposits accounted for a $9.9 million increase on average over 2002.

Table 1 displays the average balances and average rates paid on all major deposit classifications for 2003, 2002, and 2001.

                       AVERAGE BALANCES, YIELD AND RATES
                                 (In thousands)

Table 1

                                         Twelve months ended             Twelve months ended             Twelve months ended
                                          December 31, 2003               December 31, 2002               December 31, 2001
                                    -----------------------------   -----------------------------   -----------------------------
                                               Interest   Average              Interest   Average              Interest   Average
                                    Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
                                    Balance    Expense     Rate     Balance    Expense     Rate     Balance    Expense     Rate
                                    -------    --------   -------   -------    --------   -------   -------    --------   -------
ASSETS:
Interest-earning assets:
Money market investments:
  Federal funds sold                $ 27,751   $   304     1.10%    $ 20,749   $   336     1.62%    $  9,917   $   385     3.89%
  Investment securities:
  US Treasury Securities and
    obligations of US government
    agencies                        $ 60,339   $ 1,478     2.45%    $ 65,727   $ 2,973     4.52%    $ 53,625   $ 3,445     6.44%
  Tax exempt obligations of States
    and political subdivisions      $ 70,474   $ 3,154     4.48%    $ 64,163   $ 3,032     4.73%    $ 61,897   $ 2,955     4.79%
  All other investment securities   $ 11,003   $   645     5.86%    $  8,525   $   623     7.31%    $  8,904   $   614     6.91%

Total investment securities         $141,816   $ 5,277     3.72%    $138,415   $ 6,628     4.79%    $124,426   $ 7,014     5.65%
Loans net of unearned income:
Commercial loans                    $ 96,233   $ 7,087     7.36%    $ 98,948   $ 7,713     7.80%    $ 99,964   $ 9,808     9.84%
  Mortgage loans                    $234,759   $12,260     5.22%    $213,685   $13,670     6.40%    $206,329   $15,371     7.47%
  Installment loans                 $ 16,343   $ 1,463     8.95%    $ 17,273   $ 1,692     9.80%    $ 18,593   $ 1,872    10.10%
  Other loans                       $  5,977   $   798    13.35%    $  5,752   $   772    13.42%    $  7,196       971    13.53%

Total loans                         $353,312   $21,608     6.12%    $335,658   $23,847     7.10%    $332,082   $28,022     8.46%

TOTAL INTEREST-EARNING ASSETS       $522,879   $27,189     5.20%    $494,822   $30,811     6.23%    $466,425   $35,421     7.59%
Cash and due from banks             $ 12,904                        $ 12,668                        $ 13,166
Other assets                        $ 32,706                        $ 28,918                        $ 30,062
Allowance for loan and lease
  losses                            $ (3,754)                       $ (2,851)                       $ (4,135)

TOTAL ASSETS                        $564,735                        $533,557                        $505,518

LIABILITIES:
Interest-bearing liabilities:
  Savings deposits                  $ 43,935   $    76     0.17%    $ 42,325   $   131     0.31%    $ 39,600   $   655     1.66%
  Market Plus accounts              $ 68,345   $   553     0.81%    $ 63,295   $   803     1.27%    $ 63,663   $ 2,063     3.25%
  Super NOW accounts                $ 30,084   $   276     0.92%    $ 25,565   $   329     1.29%    $ 21,738   $   533     2.46%
  Money market deposit accounts     $ 17,535   $   152     0.87%    $ 18,606   $   237     1.27%    $ 21,973   $   725     3.31%
  Certificates of deposit and IRA
    deposits                        $189,826   $ 6,019     3.17%    $179,883   $ 7,385     4.11%    $183,304   $10,493     5.74%
  Repurchase agreements             $ 50,359   $ 1,250     2.48%    $ 47,057   $ 1,310     2.78%    $ 30,884   $ 1,511     4.91%
  Federal funds purchased           $     --   $    --     0.00%    $      6   $     0     2.35%    $    578   $    32     5.55%
  Borrowings                        $ 34,370   $ 1,357     3.95%    $ 42,170   $ 1,783     4.23%    $ 37,102   $ 1,970     5.32%

TOTAL INTEREST-BEARING
  LIABILITIES                       $434,454   $ 9,683     2.23%    $418,907   $11,978     2.86%    $398,842   $17,982     4.52%
Demand Deposits                     $ 66,201                        $ 58,279                        $ 54,578
Other Liabilities                   $  6,891                        $  6,663                        $  7,335

Total Liabilities                   $507,546                        $483,849                        $460,755
Shareholders' equity                $ 57,189                        $ 49,708                        $ 44,763

TOTAL LIABILITIES & EQUITY          $564,735                        $533,557                        $505,518

Recap:
  Interest Income                              $27,189     5.20%               $30,811     6.23%               $35,421     7.59%
  Interest Expense                             $ 9,683     2.23%               $11,978     2.86%               $17,982     4.52%

  Net Interest Income/Spread                   $17,506     2.97%               $18,833     3.37%               $17,439     3.07%
Contribution of
  Non-Interest-bearing Funds                               0.38%                           0.44%                           0.67%
Net Interest Margin                                        3.35%                           3.81%                           3.74%
Ratio of Average Interest-Earning
  Assets to Average
  Interest-Bearing Liabilities                           120.35%                         118.12%                         116.94%

The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated. Information is provided with respect to (1) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (2) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change in interest income.


                        RATE AND VOLUME VARIANCE ANALYSIS
                            BASED ON AVERAGE BALANCES
                                 (IN THOUSANDS)


Table 2

                                                              2003 Compared to 2002                  2002 Compared to 2001
                                                       -----------------------------------    -----------------------------------
                                                             Increase (Decrease) in                  Increase (Decrease) in
                                                               Net Interest Income                     Net Interest Income
                                                       -----------------------------------    -----------------------------------
                                                         Net         Due to       Due to        Net         Due to        Due to
                                                        Change        Rate        Volume       Change        Rate         Volume
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Interest earning assets:

Money market investments:

        Federal funds Sold                             $     (32)   $    (127)   $      95    $     (49)   $    (310)   $     261

Investment securities:
        US Treasury securities and obligations of US
        government agencies                            $  (1,495)   $  (1,268)   $    (227)   $    (472)   $  (1,151)   $     679
        Tax exempt obligations of States
        and political subdivisions                     $     122    $    (166)   $     288    $      77    $     (30)   $     107
        All other investment securities                $      22    $    (138)   $     160    $       9    $      36    $     (27)

Total investment securities                            $  (1,351)   $  (1,572)   $     221    $    (386)   $  (1,146)   $     760
Loans net of unearned income:
        Commercial loans                               $    (626)   $    (418)   $    (208)   $  (2,095)   $  (1,996)   $     (99)
        Mortgage loans                                 $  (1,410)   $  (2,672)   $   1,262    $  (1,701)   $  (2,235)   $     534
        Installment loans                              $    (229)   $    (141)   $     (88)   $    (180)   $     (50)   $    (130)
        Other loans                                    $      26    $      (4)   $      30    $    (199)   $      (5)   $    (194)
Total loans                                            $  (2,239)   $  (3,235)   $     996    $  (4,175)   $  (4,285)   $     110

TOTAL INTEREST EARNING ASSETS                          $  (3,622)   $  (4,934)   $   1,312    $  (4,610)   $  (5,741)   $   1,131

Interest bearing liabilities:
        Savings deposits                               $     (55)   $     (60)   $       5    $    (524)   $    (566)   $      42
        Market Plus accounts                           $    (250)   $    (310)   $      60    $  (1,260)   $  (1,248)   $     (12)
        Super NOW accounts                             $     (53)   $    (105)   $      52    $    (204)   $    (286)   $      82
        Money market deposit accounts                  $     (85)   $     (72)   $     (13)   $    (488)   $    (390)   $     (98)
        Certificates of Deposit and IRA deposits       $  (1,366)   $  (1,756)   $     390    $  (3,108)   $  (2,915)   $    (193)
        Repurchase agreements                          $     (60)   $    (148)   $      88    $    (201)   $    (806)   $     605
        Federal funds purchased                        $      (0)   $      --    $      (0)   $     (32)   $     (12)   $     (20)
        Borrowings                                     $    (426)   $    (112)   $    (314)   $    (187)   $    (434)   $     247

TOTAL INTEREST-BEARING LIABILITIES                     $  (2,295)   $  (2,563)   $     268    $  (6,004)   $  (6,658)   $     654

        Net Change in Net Interest Income              $  (1,327)   $  (2,371)   $   1,044    $   1,394    $     917    $     477


Provision and Allowance for Loan Losses

For the year ended December 31, 2003, the Bank recorded net charge-offs of $635,000 compared to net charge- offs of $1,303,000 in 2002 and $4,087,000 in
2001. Net charge-offs in 2001 included one commercial loan charge-off in the amount of $2,073,000. Internal loan review, in particular, has been effective in identifying problem credits and in achieving timely recognition of potential and actual losses within the loan portfolio.

Gross charge-offs amounted to $749,000 in 2003, $1,578,000 in 2002, and $4,134,000 in 2001, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $114,000 in 2003, $275,000 in 2002, and $47,000 in 2001.

The methodology used in determining the allowance for loan losses is based on guidelines provided by the Financial Accounting Standards Board. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated loan losses. There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and nonaccruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors.

The factor of loan volume trends is based on actual lending activity. This factor is for estimated losses that are believed to be inherently part of the loan portfolio but that have not yet been identified as specific problem credits. The current problem credits factor includes the exposure believed to exist for specifically identified problem loans determined on a loan-by-loan basis. Specific problem loans are subject to classification according to one of two categories: "Substandard" or "Doubtful". An institution is required to develop its own program to classify its assets on a regular basis and to set aside appropriate loss reserves on the basis of such classification. The allocation of the allowance among the various loan categories is based on the average proportion within those categories using a three year historical loss percentage. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories.

The allocation of the allowance for loan losses is shown in the following table.

Table 3

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)
                                  DECEMBER 31,

                                       % Of               % Of                  % Of                   % Of                  % Of
                                     Loans In           Loans In              Loans In               Loans In              Loans In
                                     Category            Category             Category               Category              Category
                                     To Total            To Total             To Total               To Total              To Total
                           2003        Loans     2002     Loans       2001      Loans        2000     Loans      1999       Loans
                          ------     --------   ------  ---------    ------  ----------     ------   --------    ------    --------
Specific Problem Loans    $2,262                $1,974               $  843                 $  625               $  694

Loan Type Allocation:
  Commercial &               950       29.4%     1,006      29.5%     1,476       26.4%      2,688      29.1%     2,069       31.3%
  Agricultural
  Commercial Real Estate      87       30.0%        31      30.2%       103       26.0%        436      23.4%       192       23.2%
  Residential Real
    Estate                    53       34.8%        13      36.7%        19       40.1%         25      40.3%        72       38.2%
  Consumer                   221        5.8%        77       3.6%        12        7.5%         36       7.2%        49        7.3%
                          ------                ------               ------                 ------               ------
Non-Specific               1,311                 1,127                1,610                  3,185                2,382
Problem Loans
Unallocated                  426                   283                  284                     14                  624
                          ------                ------               ------                 ------               ------
Total                     $3,999                $3,384               $2,737                 $3,824               $3,700
                          ======                ======               ======                 ======               ======

Local economic concerns continue to affect the bank's customers. These concerns are reflected in the increase shown in the allocation of allowance for loan losses. An increase in local unemployment rates since December 31, 2002 was taken into consideration when determining the increase in the unallocated portion of the allowance.

The allocation and total for the allowance for loan losses is not to be interpreted as a single year's exposure for loss nor the loss for any specified time period.

Table 4
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

                        FOR THE YEARS ENDED DECEMBER 31,

                                        2003        2002        2001        2000        1999
                                       ------      ------      ------      ------      ------
Balance at beginning of period         $3,384      $2,737      $3,824      $3,700      $3,124

Charge-offs:
     Commercial Real Estate            $   97      $    0      $    0      $   83      $    0

     Residential Real Estate              179         272          22           2          22
     Commercial & Agricultural            240       1,095       3,872         668         838
     Consumer                             233         211         240         243         105
                                       ------      ------      ------      ------      ------
                                       $  749      $1,578      $4,134      $  996      $  965
                                       ======      ======      ======      ======      ======

Recoveries:
     Commercial Real Estate            $   29      $    8      $    0      $    9      $   13
     Residential Real Estate                1          17           2           2          12
     Commercial & Agricultural             26         211          21          27          70
     Consumer                              58          39          24          17          21
                                       ------      ------      ------      ------      ------
                                       $  114      $  275      $   47      $   55      $  116
                                       ======      ======      ======      ======      ======

Net charge-offs                           635       1,303       4,087         941         849

Provision for loan losses               1,250       1,950       3,000       1,065         851

Balance related to acquisition              0           0           0           0         574
                                       ------      ------      ------      ------      ------
Balance at end of period               $3,999      $3,384      $2,737      $3,824      $3,700
                                       ======      ======      ======      ======      ======

Ratio of net charge-offs during
    period to average loans
    outstanding during period            0.18%       0.39%       1.23%       0.30%       0.35%

Ratio of allowance for loan losses
to total loans                           1.08%       0.98%       0.84%       1.17%       1.24%

The allowance for loan losses of $3,999,000 as of December 31, 2003 amounted to 1.08% of the outstanding loan portfolio. As of December 31, 2002, the $3,384,000 allowance for loan losses was 0.98% of gross loans and the allowance for loan losses of $2,737,000 as of December 31, 2001 represented 0.84% of gross loans. Net charge-offs for the year ended December 31, 2003 were less than the provision for loan losses for 2003. This accounts for the increase in the allowance for loan losses from $3,384,000 at December 31, 2002 to $3,999,000 at December 31, 2003. Analysis by internal loan review supports the adequacy of the allowance. Management has determined that the allowance for loan losses is adequate to absorb probable loan losses as of December 31, 2003. See Note 4 in the Consolidated Financial Statements.

Other Income

Other income increased $1.3 million, or 19.8%, from 2002 to 2003. The increased volume of mortgage loans and refinancings processed and sold to the FNMA secondary market led to increased gains on loans sold and servicing fees associated with them.

Other income increased $1.2 million, or 23.2%, from 2001 to 2002. The growth resulted primarily from an increase in Trust service fees, an increase in loan servicing income, and increases in gain on sales of mortgage loans held for sale. Increases in gain on sales of mortgage loans resulted from the lower interest rate environment that increased loan demand and related fee income.

Other Expense

Other expense decreased by $109,000, or 0.8%, from 2002 to 2003.

Other expense increased by $1.1 million, or 8.1%, from 2001 to 2002. This change was primarily a result of increases in salaries and employee benefits due to annual merit increases for employees. Other accounts with significantly higher expenses included data processing, occupancy expense, insurance commissions, software amortization, legal and professional fees, marketing, and telephone expenses.

Income Taxes

The effective tax rates for the Corporation were 21.40%, 20.58%, and 14.59%, for 2003, 2002, and 2001, respectively. The increase in the effective tax rate for 2003 is a result of higher taxable income in 2003. The primary reason for higher taxable income is that the tax benefit from non-taxable municipal interest income is much less as a percent of total income than in past years dropping from 17% of pretax net income in 2001 to 12% in 2002 to 11% in 2003. See Note 13 in the Consolidated Financial Statements.

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

Total securities were $138.3 million, $135.7 million, and $126.8 million as of December 31, 2003, 2002, and 2001, respectively. The higher level of investments in securities resulted primarily from the increase in available funds derived from increases in deposits and securities sold under repurchase agreements.

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

Table 5
                          SECURITIES AVAILABLE FOR SALE
                                 (IN THOUSANDS)

                                                   December 31, 2003  December 31, 2002  December 31, 2001
                                                   -----------------  -----------------  -----------------
U.S. Treasury securities and obligations of U.S.     $       13,663     $       16,427     $        6,067
Government corporations and agencies
Obligations of states and political subdivisions             70,357             50,915             55,153
Mortgage-backed securities                                   49,924             62,784             62,657
Corporate Notes                                                 100                999                999
Other securities                                                  0                  0                276
                                                     --------------     --------------     --------------

TOTAL AMORTIZED COST                                 $      134,044     $      131,125     $      125,152
                                                     ==============     ==============     ==============

TOTAL FAIR VALUE                                     $      138,275     $      135,747     $      126,754
                                                     ==============     ==============     ==============

The following table presents the maturity by type of the investment portfolio for the year ended December 31, 2003.

Table 6

                          INVESTMENT PORTFOLIO ANALYSIS
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                Mortgage-Backed
                   U.S. Govt Agencies        Municipals          Securities           Corporate Notes
                  -------------------    ------------------   -------------------    ------------------
                               Avg                   Avg                   Avg                   Avg
 Description &      Book       TE         Book       TE        Book        TE        Book        TE          Total          Total
      Term          Value     Yield       Value     Yield      Value      Yield      Value      Yield     Amortized Cost  Book Value
--------------    --------   --------    --------  --------   --------   --------    -------   --------   --------------  ----------
 0-12 months      $     --        n/a    $  1,937      6.17%  $  9,201       3.48%         0        n/a      $ 11,138     $ 11,215

  1-5 Years         10,458       2.71%      9,753      7.26%    40,630       3.75%         0        n/a        60,841       61,212

  5-10 Years         2,167       2.20%     44,501      6.89%        93       8.25%       100       7.30%       46,861       49,702

Over 10 Years        1,038       6.44%     14,166      6.90%        --        n/a          0        n/a        15,204       16,146
                  --------   --------    --------  --------   --------   --------    -------   --------      --------     --------

    Total         $ 13,663       2.91%   $ 70,357      6.92%  $ 49,924       3.71%       100       7.30%     $134,044     $138,275
                  ========   ========    ========  ========   ========   ========    =======   ========      ========     ========

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

No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 2003 was $7.3 million.

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

The increase in commercial loans and commercial real estate loans resulted mainly from the general credit needs within the Bank's primary markets. The Bank also made it a priority to sell residential mortgage loans to the FNMA secondary market.

Table 7 "Summary of Loan Portfolio" presents the composition of the Bank's loan portfolio by significant concentration.

Table 7
                            SUMMARY OF LOAN PORTFOLIO
                                 (IN THOUSANDS)
                      LOANS OUTSTANDING AS OF DECEMBER 31,

                             2003                  2002                   2001                   2000                   1999
                     --------------------  --------------------   ---------------------  ---------------------  --------------------
                               Percent of            Percent of             Percent of             Percent of            Percent of
                      Amount  Total Loans  Amount   Total Loans   Amount    Total Loans   Amount   Total Loans   Amount  Total Loans
                     -------- -----------  -------- -----------   --------  -----------  --------  -----------  -------- -----------
Commercial and
    Agricultural     $110,884     29.36%   $101,531     29.51%    $ 86,565      26.44%   $ 94,886      29.06%   $ 93,550     31.33%

Commercial
    Real Estate       109,469     30.02%    104,042     30.24%      85,036      25.97%     76,478      23.42%     69,248     23.19%

Residential
    Real Estate       129,212     34.82%    126,122     36.65%     131,362      40.12%    131,592      40.29%    114,175     38.23%

Consumer               18,301      4.93%      9,470      2.75%      23,213       7.08%     22,270       6.82%     20,199      6.76%

Other                   3,259      0.87%      2,938      0.85%       1,264       0.39%      1,345       0.41%      1,468      0.49%
                     --------  --------    --------  --------     --------   --------    --------   --------    --------  --------

Total                $371,125    100.00%   $344,103     100.0%    $327,440     100.00%   $326,571     100.00%   $298,640    100.00%
                     ========  ========    ========  ========     ========   ========    ========   ========    ========  ========

Table 8

                          MATURITIES OF LOAN PORTFOLIO
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

                      Commercial        Commercial       Residential
Maturing            & Agricultural      Real Estate      Real Estate        Consumer           Other            Total
--------            --------------      -----------      -----------        --------           ------          --------
0-12 months           $  76,551          $ 53,373        $  72,768          $  5,379           $2,124          $210,195
1-5 years                31,850            52,499           53,791            12,728            1,135           152,003
Over 5 years              2,483             3,597            2,653               194                0             8,927
                       --------          --------         --------           -------           ------          --------
Total                  $110,884          $109,469         $129,212           $18,301           $3,259          $371,125
                       ========          ========         ========           =======           ======          ========

Maturing                      Fixed Rate     Adjustable Rate        Total
--------                      ----------     ---------------       --------
0-12 months                     $105,496            $104,699       $210,195
1-5 years                        151,110                 893        152,003
Over 5 years                       8,927                   0          8,927
                                --------            --------       --------
Total                           $265,533            $105,592       $371,125
                                ========            ========       ========

The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Bank had no foreign loans in its portfolio as of December 31, 2003.

It is the policy of the Bank to place a loan on nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A nonaccrual loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 2003 and 2002 were $3.3 million and $1.8 million, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included consumer loans, commercial loans, agricultural loans and residential real estate loans. However, no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

Table 9

                         RISK ELEMENTS OF LOAN PORTFOLIO
                                 (IN THOUSANDS)
                                  DECEMBER 31,

                                                2003         2002          2001         2000         1999
                                               ------       ------        ------       ------       ------
Nonaccrual loans                               $3,272       $1,801        $2,312       $1,765       $1,618
Accruing loans past due 90 days or more             6            2           529          419           21
                                               ------       ------        ------       ------       ------
Total nonperforming loans                      $3,278       $1,803        $2,841       $2,184       $1,639

Nonperforming loans as a percent of loans       0.88%        0.52%         0.87%        0.67%        0.55%

Ratio of the allowance for loan losses
to nonperforming loans                           122%         187%           96%         175%         226%

Total nonperforming loans at December 31, 2003 were $3.3 million, an increase of $1.5 million from $1.8 million at December 31, 2002. The increase in non-performing loans came primarily from the consumer loan portfolio.

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

The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 2003 and 2002.

Table 10

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE
                                 (IN THOUSANDS)
                               FOR THE YEARS ENDED
                                  DECEMBER 31,

                                           2003                      2002
                                          -------                   -------
3 months or less                          $10,033                   $ 9,994
3 - 6 months                               11,558                     9,871
6 - 12 months                              15,644                    16,965
Over 12 months                             11,297                     8,439
                                          -------                   -------
TOTAL                                     $48,532                   $45,269
                                          =======                   =======


Table 11

Contractual Obligations

                     Payments due by period as of 12/31/2003

                                                    Less than 1                               More than 5
                                         Total         year       1-3 years      3-5 years       years
                                        -------     -----------   ---------      ---------    -----------
Long-Term Debt Obligations
  FHLB Borrowings                       $30,000       $15,000       $    --       $    --       $15,000
  Other Obligations                     $ 1,910       $ 1,565       $    --       $   345       $    --

Total Long-Term Obligations             $31,910       $16,565       $    --       $   345       $15,000

Operating Lease Obligations
  Branch office lease                   $   168       $    --       $   168       $    --       $    --
  Insurance office lease                $    51       $    --       $    51       $    --       $    --

Total Operation Lease Obligations       $   219       $    --       $   219       $    --       $    --
Total Contractual Obligations           $32,129       $16,565       $   219       $   345       $15,000

Borrowings

FHLB advances decreased from $35.0 million at December 31, 2002 to $30.0 million at December 31, 2003, a decrease of $5.0 million or 14.3%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter. Promissory notes to former shareholders of the Insurance Center at 9% maturing July 1, 2008 totaled $345,000 at December 31, 2003.

Off-Balance Sheet Arrangements

The Corporation has become a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit.

Off-balance sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Statement of Financial Condition. In the event of non-performance by the other party to a financial instrument, the Corporation's exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments and letters of credit as it does for on-balance sheet financial instruments. See Note 18 of the consolidated financial statements for specifics on the Corporation's off-balance sheet arrangements.

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

Capital Resources and Adequacy

Total shareholders' equity increased $5.9 million or 10.9% in 2003 to $60.2 million at the end of the year from $54.3 million at December 31, 2002. Net income of $7.6 million less an other comprehensive loss of $0.2 million and $1.5 million in dividends paid contributed to this increase.

One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4.0%. The Bank's leverage ratio for the years ended December 31, 2003, 2002, and 2001 was 8.4%, 7.5%, and 6.8%,
respectively. The bank is also required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%. The Bank's Tier 1 capital (to risk-weighted assets) ratio for the years ended December 31, 2003, 2002, and 2001 was 12.0%, 11.1%, and 10.4% respectively.

Another measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk-based capital ratio of 8.0%. The Bank's ratio at December 31, 2003, and for each of the two preceding years was 13.1%, 12.0%, and 11.3%, respectively. According to FDIC capital guidelines, the Bank is considered to be "well capitalized" as of December 31, 2003.

Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 15 in the Consolidated Financial Statements for additional discussion of regulatory matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses three different measurement tools: static gap analysis, simulation of earnings, and economic value of equity. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. There is no guaranty that prepayment speeds of mortgage backed securities will continue to be accelerated.

The following table represents the Corporation's consolidated static gap position as of December 31, 2003.

Table 12:  Interest Rate Sensitivity Analysis

                                                                       December 31, 2003
                                                      -------------------------------------------------------
                                                                   Interest Rate Sensitivity Period
                                                        0-12             1-5           Over 5
                                                       Months           Years          Years           Total
                                                      --------        --------        --------       --------
     Interest Earning Assets:
       Investment securities, at fair value             11,215          61,211          65,849        138,275
       Loans                                           210,192         152,006           8,927        371,125
       Other earning assets                             21,814              --              --         21,814
                                                      --------        --------        --------       --------
     Total Earning Assets                              243,221         213,217          74,776        531,214
                                                      ========        ========        ========       ========

     Interest Bearing Liabilities:
       Deposits (Interest and Non-Interest Bearing)*   165,361         249,859          13,064        428,284
       Other borrowings                                 16,910              --          15,000         31,910
       Securities sold under repurchase agreements      55,359              --              --         55,359
                                                      --------        --------        --------       --------

     Total Interest Bearing Liabilities                237,630         249,859          28,064        515,553
                                                      ========        ========        ========       ========

     Interest Sensitivity Gap                            5,591         (36,642)         46,712         15,661
     Cumulative Interest Sensitivity Gap                 5,591         (31,051)         15,661

     12 month cumulative gap as a percentage
     of earning assets at December 31, 2003               2.30%
                                                      ========

*Based on historical evidence 90% of non-interest bearing deposits have a 1-5 year life while 10% have a 0-12 month life.

(1) The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are therefore included in the "1 - 5 year" category.

The static gap analysis in Table 11 provides a representation of the Corporation's earnings sensitivity to changes in interest rates. It is a static indicator that does not reflect various repricing characteristics and may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment.

At the end of 2003, the Corporation's balance sheet was relatively neutral to interest rate movements. In the 1 - 5 year category, liabilities are repricing faster than assets.

Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Earnings simulation and economic value of equity are used to more completely assess interest rate risk.

Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100, 200, and 300 basis point parallel rate shock can be accomplished through the use of simulation modeling. In addition to the assumptions used to create the static gap, simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using the flat rates. This difference represents the Corporation's earnings sensitivity to a plus or minus 100 basis point parallel rate shock.

The resulting simulations for December 31, 2003, projected that net interest income would decrease by approximately 0.2% of budgeted net interest income if rates rose by a 100 basis point shock, and projected that the net interest income would decrease by approximately 2.5% if rates fell by a 100 basis point shock.

Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet. The projected changes for earnings simulation and economic value of equity for 2003 were within the Corporation's interest rate risk policy. The results of the 2003 modeling mirrored the other interest rate risk tests discussed above, as the Corporation maintained a relatively neutral position at December 31, 2003.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management actions to mitigate potential income variances are included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities.

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


[WIPFLI LLP LOGO]




Independent Auditor's Report


Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin


We have audited the accompanying consolidated balance sheets of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.




Wipfli LLP


January 23, 2004
Green Bay, Wisconsin

First Manitowoc Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                      December 31
                                                                ------------------------
                                   Assets                          2003           2002
                                                                ---------      ---------
                                                                      (In Thousands)
Cash and due from banks                                         $  16,355      $  17,139
Interest-bearing deposits                                           7,979         18,491
Federal funds sold                                                 11,433         20,459
                                                                ---------      ---------

  Cash and cash equivalents                                        35,767         56,089

Securities available for sale, at fair value                      138,275        135,747
Other investments (at cost)                                         5,052          2,858
Loans, net                                                        367,126        340,719
Premises and equipment, net                                         8,608          8,653
Goodwill                                                            8,968          8,968
Intangible assets                                                   2,117          2,143
Cash surrender value of life insurance                             11,244          5,810
Other assets                                                        4,796          4,823
                                                                ---------      ---------

TOTAL ASSETS                                                    $ 581,953      $ 565,810
                                                                =========      =========

                    Liabilities and Stockholders' Equity

Deposits                                                        $ 428,284      $ 416,099
Securities sold under repurchase agreements                        55,359         50,884
Borrowed funds                                                     31,910         38,138
Other liabilities                                                   6,177          6,405
                                                                ---------      ---------

     Total liabilities                                            521,730        511,526
                                                                ---------      ---------

Stockholders' equity:
  Common stock - $1 par value:
    Authorized - 10,000,000 shares
    Issued - 7,583,628 shares                                       7,584          7,584
  Retained earnings                                                50,560         44,387
  Accumulated other comprehensive income                            2,779          3,013
  Treasury stock, at cost - 646,360 shares in 2003 and 2002          (700)          (700)
                                                                ---------      ---------

    Total stockholders' equity                                     60,223         54,284
                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 581,953      $ 565,810
                                                                =========      =========

          See accompanying notes to consolidated financial statements.

First Manitowoc Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

                                                                  Years Ended December 31
                                                           -------------------------------------
                                                            2003           2002           2001
                                                           -------        -------        -------
                                                          (In Thousands, Except per Share Amounts)
Interest income:
  Loans, including fees                                    $21,608        $23,847        $28,022
  Federal funds sold                                           304            336            385
  Securities:
    Taxable                                                  2,123          3,596          4,059
    Tax-exempt                                               3,154          3,032          2,955
                                                           -------        -------        -------

    Total interest income                                   27,189         30,811         35,421
                                                           -------        -------        -------

Interest expense:
  Deposits                                                   7,076          8,885         14,469
  Securities sold under repurchase agreements                1,250          1,310          1,511
  Borrowed funds                                             1,357          1,783          2,002
                                                           -------        -------        -------

    Total interest expense                                   9,683         11,978         17,982
                                                           -------        -------        -------

Net interest income                                         17,506         18,833         17,439
Provision for loan losses                                    1,250          1,950          3,000
                                                           -------        -------        -------

Net interest income after provision for loan losses         16,256         16,883         14,439
                                                           -------        -------        -------

Other income:
  Trust service fees                                           533            548            497
  Service charges                                            1,819          1,564          1,306
  Insurance Center commissions                               1,781          1,772          1,497
  Loan servicing income                                        784            839            814
  Income on equity investment                                  369            378            282
  Gain on sales of mortgage loans                            1,851            868            319
  Other                                                        750            616            629
                                                           -------        -------        -------

    Total other income                                       7,887          6,585          5,344
                                                           -------        -------        -------

Other expenses:
  Salaries, commissions, and employee benefits               8,478          8,242          7,413
  Occupancy                                                  1,752          1,932          1,925
  Data processing                                            1,059          1,176            988
  Postage, stationery, and supplies                            589            508            517
  Advertising                                                  355            425            248
  Outside service fees                                         478            497            347
  Amortization of intangibles and goodwill                     274            303            688
  Other                                                      1,448          1,459          1,329
                                                           -------        -------        -------

    Total other expenses                                    14,433         14,542         13,455
                                                           -------        -------        -------

Income before provision for income taxes                     9,710          8,926          6,328
Provision for income taxes                                   2,081          1,837            923
                                                           -------        -------        -------

Net income                                                 $ 7,629        $ 7,089        $ 5,405
                                                           =======        =======        =======

Earnings per share - Basic and diluted                     $  1.10        $  1.02        $  0.78
                                                           =======        =======        =======


          See accompanying notes to consolidated financial statements.

First Manitowoc Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

                                                      Years Ended December 31, 2003, 2002, and 2001
                                          --------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other
                                           Common         Retained       Comprehensive     Treasury
                                            Stock         Earnings          Income          Stock             Total
                                          --------        --------       -------------   -----------        --------
                                                                        (In Thousands)
Balance, January 1, 2001                  $  7,584        $ 34,199         $    378        $   (700)        $ 41,461
  Comprehensive income:
    Net income                                               5,405                                             5,405
    Other comprehensive income                                                  664                              664
                                                                                                            --------
  Total comprehensive income                                                                                   6,069

  Cash dividends ($0.15 per share)                          (1,041)                                           (1,041)
                                          ---------       --------         --------        --------         --------

Balance, December 31, 2001                   7,584          38,563            1,042            (700)          46,489
  Comprehensive income:
    Net income                                               7,089                                             7,089
    Other comprehensive income                                                1,971                            1,971
                                                                                                            --------
  Total comprehensive income                                                                                   9,060

  Cash dividends ($0.18 per share)                          (1,265)                                           (1,265)
                                          ---------       --------         --------        --------         --------

Balance, December 31, 2002                   7,584          44,387            3,013            (700)          54,284
  Comprehensive income:
    Net income                                               7,629                                             7,629
    Other comprehensive loss                                                   (234)                            (234)
                                                                                                            --------
  Total comprehensive income                                                                                   7,395

  Cash dividends ($0.21 per share)                          (1,456)                                           (1,456)
                                          ---------       --------         --------        --------         --------
Balance, December 31, 2003                $  7,584        $ 50,560         $  2,779        $   (700)        $ 60,223
                                                          ========         ========                         ========


          See accompanying notes to consolidated financial statements.

First Manitowoc Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                Years Ended December 31
                                                                                        ---------------------------------------
                                                                                           2003           2002           2001
                                                                                        ---------      ---------      ---------
                                                                                                     (In Thousands)
Cash flows from operating activities:
  Net income                                                                            $   7,629      $   7,089      $   5,405
                                                                                        ---------      ---------      ---------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                               1,250          1,950          3,000
    Depreciation and amortization of premises and equipment                                   736            946            870
    Amortization of intangibles                                                               274            303            640
    Net (accretion) amortization of securities                                              1,017            421           (271)
    Stock dividends on FHLB stock                                                            (194)          (122)          (153)
    Proceeds from sales of mortgage loans                                                 135,251        115,951         74,428
    Originations of mortgage loans held for sale                                         (133,400)      (114,872)       (74,320)
    Gain on sales of mortgage loans                                                        (1,851)          (868)          (319)
    Gain on sale of fixed assets                                                               (1)            (2)           (19)
    Undistributed income of joint venture                                                    (369)          (378)          (282)
    Net earnings on life insurance                                                           (434)          (259)          (250)
    (Increase) decrease in other assets                                                       305          1,217            (43)
    Decrease in other liabilities                                                            (228)           (31)          (824)
                                                                                        ---------      ---------      ---------

      Total adjustments                                                                     2,356          4,256          2,457
                                                                                        ---------      ---------      ---------

Net cash provided by operating activities                                                   9,985         11,345          7,862
                                                                                        ---------      ---------      ---------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                                61,169         32,417         33,979
  Purchases of securities available for sale                                              (65,105)       (39,012)       (45,067)
  Purchase of other investments                                                            (2,000)          (103)            --
  Net increase in loans                                                                   (27,657)       (17,765)        (6,418)
  Acquisition, net of cash acquired                                                            --             --            (67)
  Purchases of premises and equipment                                                        (701)          (305)          (398)
  Proceeds from sale of assets                                                                 11            139             60
  Purchase of life insurance                                                               (5,000)            --             --
                                                                                        ---------      ---------      ---------

Net cash used in investing activities                                                     (39,283)       (24,629)       (17,911)
                                                                                        ---------      ---------      ---------


          See accompanying notes to consolidated financial statements.

First Manitowoc Bancorp, Inc. and Subsidiaries

                                                                        Years Ended December 31
                                                                  ------------------------------------
                                                                    2003          2002          2001
                                                                  --------      --------      --------
                                                                              (In Thousands)
Cash flows from financing activities:
  Net increase (decrease) in deposits                             $ 12,185      $ 22,007      ($   509)
  Net increase in securities sold under repurchase agreements        4,475        17,776         3,156
  Proceeds from advances of borrowed funds                               0        21,747        40,000
  Repayment of borrowed funds                                       (6,228)      (30,788)      (18,035)
  Dividends paid                                                    (1,456)       (1,265)       (1,041)
                                                                  --------      --------      --------

Net cash provided by financing activities                            8,976        29,477        23,571
                                                                  --------      --------      --------

Net increase (decrease) in cash and cash equivalents               (20,322)       16,193        13,522
Cash and cash equivalents at beginning                              56,089        39,896        26,374
                                                                  --------      --------      --------

Cash and cash equivalents at end                                  $ 35,767      $ 56,089      $ 39,896
                                                                  ========      ========      ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                        $ 10,165      $ 11,321      $ 19,468
  Income taxes                                                       1,799         1,634         1,057

Supplemental schedule of noncash activities:

Loans transferred to foreclosed properties                              --            --         1,462
Investments reclassified as loans                                       --           201            --

Acquisition:
  Fair value of assets acquired                                         --            --           563
  Liabilities assumed                                                   --            --         1,611

  Cash paid for purchase of stock                                       --            --          (733)
  Cash acquired                                                         --            --           666

  Net cash paid for acquisition                                         --            --            67

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of First Manitowoc Bancorp, Inc., its wholly owned subsidiary, First National Bank in Manitowoc (the "Bank"), and the Bank's wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All significant intercompany balances and transactions have been eliminated. Investment in United Financial Services, Inc., the Bank's 49.8% owned subsidiary, is accounted for on the equity method.

Business - The Corporation provides a full range of financial services to individual and corporate customers in Northeastern Wisconsin through First National Bank in Manitowoc. The Corporation is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Use of Estimates in Preparation of Financial Statements - The preparation of the accompanying consolidated financial statements of First Manitowoc Bancorp, Inc. and Subsidiaries in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

The Bank is required to maintain non-interest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 2003, those required reserves of $1,637,000 were satisfied by currency and coin holdings.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2003, were approximately $11,881,000.

Investment Securities - The Corporation's securities are classified and accounted for as securities available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within stockholders' equity until realized. Interest and dividends are included in interest income from securities as earned. Premiums are recognized in interest income using the interest method over the period to the call date. Discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific-identification method.

Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies (Continued)

Other Investments - Other investments are carried at cost and consist of Federal Home Loan Bank stock, Federal Reserve stock, Bankers Bancorporation stock, and preferred stock in a community development project. Other investments are evaluated for impairment on an annual basis.

Loans Held for Sale - Loans held for sale consist of the current origination of certain fixed-rate mortgage loans which are recorded at the lower of aggregate cost or fair value. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights.

Loans and Related Interest Income - Loans are carried at their unpaid principal balance. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding and is recognized in the period earned.

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

Loan Fees and Related Costs - Loan-origination fees are credited to income when received and the related loan-origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

Allowance for Loan Losses - The allowance for loan losses is provided for based on past experience and prevailing market conditions. Management's evaluation of loss considers various factors including, but not limited to, general economic conditions, loan portfolio composition, and prior loss experience. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

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

Note 1 Summary of Significant Accounting Policies (Continued)

In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

Mortgage Servicing Rights - The Corporation recognizes mortgage servicing rights on loans that are originated and subsequently sold or securitized and servicing is retained. A portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Corporation amortizes these mortgage servicing rights over the period of estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

Premises and Equipment - Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets.

Foreclosed Properties - Foreclosed properties acquired by the Corporation through foreclosure or deed in lieu of foreclosure on loans for which the borrowers have defaulted as to the payment of principal and interest are initially recorded at the lower of the fair value of the asset, less the estimated costs to sell the asset, or the carrying value of the related loan balance. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and third parties and a charge to expense is taken for the excess of the carrying value of a property over its fair value less costs to sell.

Intangible Assets and Goodwill - Intangible assets consist of the value of core deposits purchased as part of the bank acquisitions, servicing assets, and trade name and customer base intangibles acquired in the acquisition of the Insurance Center. Intangible assets are stated at cost less accumulated amortization and are amortized over a period of one to ten years. Intangible assets that have finite useful lives are amortized using a straight-line method over their useful lives, and are tested at least annually for impairment. Intangible assets are considered impaired if the fair value of the intangible asset is lower than cost. The Corporation reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Adjustments are recorded if it is determined that the fair value of the intangible asset has decreased in comparison to the carrying amount.

The excess of cost over the assets acquired (goodwill) was amortized using the straight-line method over periods of 15 to 20 years. Amortization of goodwill ceased on January 1, 2002, in accordance with the change in accounting discussed below. The Corporation tested goodwill for impairment during the fourth quarter and determined that there was no impairment during 2003 and 2002. No amortization or impairment expense was recognized in 2003 or 2002.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies (Continued)

Income Taxes - The Corporation files one consolidated federal income tax return. Federal income tax expense (credit) is allocated to each subsidiary based on an intercompany tax sharing agreement. The subsidiaries file separate state tax returns as applicable.

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

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Corporation has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Rate Lock Commitments - The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The notional amount of rate lock commitments at December 31, 2003, was $5,360,000. The fair value of these derivatives was immaterial to the financial statements.

Advertising Costs - Advertising costs are expensed as incurred.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

Per Share Computations - All per share financial information and equity accounts have been adjusted to reflect the 2-for-1 stock split declared in October 2002. Weighted average shares outstanding were 6,937,268 for the years ended December 31, 2003, 2002, and 2001.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 classifications.

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption had no material impact on the Corporation's results of operations, financial position, or liquidity.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued) - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption had no effect on the Company's results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation, as subsequently amended, were effective upon issuance for new variable interest entities and for fiscal years ending after December 15, 2003, for existing variable interest entities. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements Nos. 5, 57, and 107, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 were effective beginning January 1, 2003. The requirements of FIN 45 did not have a material impact on the results of operations, financial position, or liquidity.

Note 2 Changes in Accounting Principles

Effective January 1, 2002, the Corporation adopted SFAS No. 147, Acquisitions of Certain Financial Institutions. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and the Financial Accounting Standards Board (FASB) Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 Changes in Accounting Principles (Continued)

SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term, customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provision that SFAS No. 144 requires for other long-lived assets that are held and used.

The effect of the adoption of SFAS No. 142 is detailed in Note 9.

Note 3 Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                  Gross         Gross
                                                    Amortized   Unrealized    Unrealized   Estimated
                                                      Cost         Gains         Losses    Fair Value
                                                    ---------   ----------    ----------   ----------
                                                                     (In Thousands)
December 31, 2003

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies              $ 13,663     $     14     $    (84)     $ 13,593
Obligations of states and political subdivisions       70,357        4,423          (37)       74,743
Mortgage-backed securities                             49,924          233         (321)       49,836
Corporate notes                                           100            3           --           103
                                                     --------     --------     --------      --------

Total                                                $134,044     $  4,673     $   (442)     $138,275
                                                     ========     ========     ========      ========

December 31, 2002

U.S. Treasury securities and obligations of U.S.
   government corporations and agencies              $ 16,427     $    176     $     --      $ 16,603
Obligations of states and political subdivisions       62,784        3,573           (2)       66,355
Mortgage-backed securities                             50,915          856           (5)       51,766
Corporate notes                                           999           24           --         1,023
                                                     --------     --------     --------      --------

Total                                                $131,125     $  4,629     $     (7)     $135,747
                                                     ========     ========     ========      ========

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 Securities Available for Sale (Continued)

The following table shows the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

                                  Less Than 12 months    12 Months or More             Total
                                 --------------------    --------------------    --------------------
Description                       Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
of Securities                     Value      Losses       Value      Losses       Value      Losses
-------------                    -------   ----------    -------   ----------    -------   ----------
                                                            (In Thousands)
U.S. Treasury securities and
  direct obligations of U.S.
  government agencies            $10,119     $    84     $    --     $    --     $10,119     $    84
Obligations of states and
  political subdivisions           3,796          37          --          --       3,796          37
Mortgage-backed securities        25,395         321          --          --      25,395         321
                                 -------     -------     -------     -------     -------     -------

Total temporarily impaired
  securities                     $39,310     $   442     $    --     $    --     $39,310     $   442
                                 =======     =======     =======     =======     =======     =======

All unrealized losses in the portfolio are considered to be temporarily impaired due to the current interest rate environment and the stated rate on the individual securities. The temporary impairment is not considered to be severe and duration of the impairment is considered to be manageable at this time.

The amortized cost and estimated fair value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Amortized     Estimated
                                               Cost        Fair Value
                                             ---------     ----------
                                                  (In Thousands)
Due in one year or less                      $  1,937       $  1,967
Due after one year through five years          20,211         20,724
Due after five years through ten years         46,768         49,602
Due after ten years                            15,204         16,146
                                             --------       --------

                                               84,120         88,439
Mortgage-backed securities                     49,924         49,836
                                             --------       --------

Total                                        $134,044       $138,275
                                             ========       ========

There were no sales of securities in 2003, 2002, and 2001.

The amortized cost and estimated fair value of investment securities available for sale pledged to secure public deposits, securities sold under repurchase agreements, FHLB advances, and for other purposes required by law were $70,148,000 and $70,825,000, respectively, as of December 31, 2003.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 Loans

The composition of loans at December 31 follows:

                                    2003             2002
                                  ---------        ---------
                                         (In Thousands)
Commercial and agricultural       $ 110,884        $ 101,531
Commercial real estate              109,469          104,042
Residential real estate             129,212          126,122
Consumer                             18,301            9,470
Other                                 3,259            2,938
                                  ---------        ---------

Subtotals                           371,125          344,103
Allowance for loan losses            (3,999)          (3,384)
                                  ---------        ---------

Loans, net                        $ 367,126        $ 340,719
                                  =========        =========

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                 2003           2002           2001
                                -------        -------        -------
                                            (In Thousands)
Balance at beginning            $ 3,384        $ 2,737        $ 3,824
Provision for loan losses         1,250          1,950          3,000
Loans charged off                  (749)        (1,578)        (4,134)
Recoveries on loans                 114            275             47
                                -------        -------        -------

Balance at end                  $ 3,999        $ 3,384        $ 2,737
                                =======        =======        =======

The aggregate amount of nonperforming loans was approximately $3,278,000 and $1,803,000 at December 31, 2003 and 2002, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonperforming loans had been current, approximately $308,000, $234,000, and $322,000 of interest income would have been recorded for the years ended December 31, 2003, 2002, and 2001, respectively. Interest income on nonperforming loans of $87,000, $54,000, and $155,000 was recognized for cash payments received in 2003, 2002, and 2001, respectively.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 Loans (Continued)

Information regarding impaired loans as of December 31 follows:

                                                                  2003         2002         2001
                                                                 ------       ------       ------
                                                                          (In Thousands)
As of December 31:
Impaired loans for which an allowance has been provided          $2,398       $  664       $1,207
Impaired loans for which no allowance has been provided             169        1,173          880
Impairment reserve (included in allowance for loan losses)          673          454          538

For the years ended December 31:
Average investment in impaired loans                              2,725        1,825        2,305
Interest income that would have been recognized on an
  accrual basis                                                     419          270          551
Cash-basis interest income recognized                               197          116          225

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

Activity in such loans during 2003 is summarized below (in thousands):

Loans outstanding, December 31, 2002             $  3,650
New loans                                          16,021
Repayments                                         (7,031)
                                                 --------

Loans outstanding, December 31, 2003             $ 12,640
                                                 ========

Note 5 Loan Servicing

Mortgage loans of $178,722,000 and $151,963,000 as of December 31, 2003 and 2002, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                            2003           2002           2001
                           -------        -------        -------
                                        (In Thousands)
Balance, January 1         $ 1,520        $ 1,094        $   624
Capitalized amounts          1,334          1,144            702
Amortization                (1,065)          (718)          (232)
                           -------        -------        -------

Balance, December 31       $ 1,789        $ 1,520        $ 1,094
                           =======        =======        =======

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 Loan Servicing (Continued)

No impairment of mortgage servicing rights existed at December 31, 2003 or 2002; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2003 and 2002. The fair value of mortgage servicing rights was determined using the present value of future cash flows method.

Note 6 Premises and Equipment

Premises and equipment at December 31 consist of the following:

                                                         2003          2002
                                                       -------       -------
                                                           (In Thousands)
Land                                                   $ 1,413       $ 1,423
Buildings and improvements                               7,903         7,764
Furniture and equipment                                  5,106         5,054
                                                       -------       -------

Cost                                                    14,422        14,241
Less - Accumulated depreciation and amortization         5,814         5,588
                                                       -------       -------

Net depreciated value                                  $ 8,608       $ 8,653
                                                       =======       =======

Depreciation and amortization expense was $736,000, $946,000, and $870,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 7 Investment in Corporation

The Bank owns 49.8% of the stock of a corporation ("venture") whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $5,445,000 and liabilities of $1,252,000. The Bank's earnings from its investment in the venture were approximately $369,000, $378,000, and $282,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Data processing service fees paid by the Bank to the venture were approximately $787,000, $843,000, and $824,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Bank has a contract with the venture that extends through December 2004. At that time, the contract is automatically renewed for a period of one year. The Bank has the option to terminate the contract at any time, but would incur a termination penalty of approximately $450,000 at December 31, 2003. The termination penalty is calculated using the greater of 50% of the total estimated remaining unpaid monthly processing fees or six times the average monthly fee over the prior three months. A termination penalty is not incurred if the Bank provides 180 days' notice and continues processing up to the end of that period.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 Intangible Assets

Intangible assets consist of the following at December 31:

                                        Range of Lives
                                           (Years)       2003         2002
                                        --------------  ------       ------
                                                           (In Thousands)
Core deposit premium                         10.0       $1,509       $1,509
Trade name                                    5.0          376          376
Customer base                                 4.0          135          135
Servicing asset                               7.0           72          116
                                                        ------       ------

Subtotals                                                2,092        2,136
Less - Accumulated amortization                          1,764        1,513
                                                        ------       ------

Subtotals                                                  328          623
Mortgage servicing rights - Net               5.0        1,789        1,520
                                                        ------       ------


Totals                                                  $2,117       $2,143
                                                        ======       ======

Amortization expense for intangible assets, excluding servicing rights, was $274,000 in 2003, $303,000 in 2002, and $223,000 in 2001.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2003.

                Core Deposit                                          Servicing
                  Premium        Trade Name        Customer Base        Asset
                ------------     ----------        -------------      ---------
                                        (In Thousands)
2004                $101             $89                 $34               $6
2005                  --              89                  --                5
2006                  --              --                  --                3
2007                  --              --                  --                1
                    ----            ----                 ---              ---

Total               $101            $178                 $34              $15
                    ====            ====                 ===              ===

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 Goodwill

There were no changes in goodwill for the years ended December 31, 2003 and 2002.

The following table illustrates the effect amortization of goodwill had on net income previous to the adoption of Statement of Financial Accounting Standards No. 142 for the years ended December 31:

                                                     2003         2002         2001
                                                    ------       ------       ------
                                                              (In Thousands)
Net income                                          $7,629       $7,089       $5,405
Goodwill amortization, net of tax                       --           --          393
                                                    ------       ------       ------

Adjusted net income                                 $7,629       $7,089       $5,798
                                                    ======       ======       ======

Adjusted basic and diluted earnings per share       $ 1.10       $ 1.02       $ 0.84
                                                    ======       ======       ======

Note 10 Deposits

The distribution of deposits at December 31 is as follows:

                                             2003           2002
                                           --------       --------
                                                  (In Thousands)
Non-interest-bearing demand deposits       $ 71,195       $ 65,544
Interest-bearing demand deposits             53,411         52,820
Savings deposits                            116,786        111,099
Time deposits                               186,892        186,636
                                           --------       --------

Total deposits                             $428,284       $416,099
                                           ========       ========

Time deposits of $100,000 or more were approximately $48,532,000 and $45,269,000 at December 31, 2003 and 2002, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,340,000, $1,505,000, and $1,978,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004                                      $138,787
2005                                        27,811
2006                                         5,366
2007                                        11,726
2008                                         2,685
Thereafter                                     517
                                          --------
Total                                     $186,892
                                          ========

Deposit balances with the Corporation's executive officers, directors, and affiliated companies in which they are principal owners were $1,120,000 at December 31, 2003.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Information concerning securities sold under agreements to repurchase consist of the following:

                                                            2003           2002          2001
                                                           -------       -------       -------
                                                                  (Dollars in Thousands)
Outstanding balance at the end of the year                 $55,359       $50,884       $33,108
Weighted average interest rate at the end of the year        2.00%         2.58%         3.35%
Average balance during the year                            $50,212       $46,895       $30,793
Average interest rate during the year                        2.49%         2.79%         4.89%
Maximum month-end balance during the year                  $55,359       $53,143       $33,108

Securities sold under agreements to repurchase with the Corporation's executive officers, directors, and affiliated companies in which they are principal owners were $3,493,000 and $2,890,000 at December 31, 2003 and 2002, respectively.

Note 12 Borrowed Funds

Borrowed funds are summarized as follows at December 31:

                                                                                 2003          2002
                                                                                -------       -------
                                                                                    (In Thousands)
FHLB advance, 3.05%, due August 2003                                            $    --       $ 5,000
FHLB advance, 3.45%, due March 2004                                              10,000        10,000
FHLB advance, 4.02%, due March 2004                                               5,000         5,000
FHLB advance, 4.55%, due January 2011                                             5,000         5,000
FHLB advance, 4.33%, due November 2011                                           10,000        10,000
Promissory notes to former stockholders of the Insurance Center, at 9%,
  maturing July 1, 2008                                                             345           405
Promissory notes to former stockholders of the Insurance Center, at prime
  plus 1% adjusted annually, maturing January 1, 2003                                --           733
                                                                                -------       -------

Subtotals                                                                        30,345        36,138
Treasury, tax, and loan account                                                   1,565         2,000
                                                                                -------       -------

Total borrowed funds                                                            $31,910       $38,138
                                                                                =======       =======

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 Borrowed Funds (Continued)

The Corporation is a Treasury, Tax & Loan (TT&L) depository for the Federal Reserve Bank (FRB) and, as such, it accepts TT&L deposits. The Corporation is allowed to borrow these funds until they are called. The average rate paid on the treasury, tax, and loan account was 1.08% in 2003, 1.46% in 2002, and 3.70% in 2001. U.S. Agency Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. Total loans pledged as collateral were approximately $105,892,000 and $106,018,000 at December 31, 2003 and 2002, respectively. The FHLB advances are also collateralized by $4,631,700 and $2,435,100 of FHLB stock owned by the Corporation and included in other investments at December 31, 2003 and 2002, respectively. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

Scheduled maturities of borrowed funds outstanding at December 31, 2003, are as follows (in thousands):

2004                            $15,000
2005                                 --
2006                                 --
2007                                 --
2008                                345
Thereafter                       15,000
                                -------
Total                           $30,345
                                =======

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 Income Taxes

The provision for income taxes consists of the following:

                                        2003           2002          2001
                                       -------        -------       -------
                                                   (In Thousands)
Current tax expense:
  Federal                              $ 2,054        $ 1,671       $   794
  State                                     16             19            11
                                       -------        -------       -------

    Total current                        2,070          1,690           805
                                       -------        -------       -------

Deferred tax expense (credit):
  Federal                                  (85)           107           217
  State                                     96             40           (99)
                                       -------        -------       -------

    Total deferred                          11            147           118
                                       -------        -------       -------

Total provision for income taxes       $ 2,081        $ 1,837       $   923
                                       =======        =======       =======

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                          2003           2002           2001
                                                        -------        -------        -------
                                                                    (In Thousands)
Tax expense at federal statutory rate                   $ 3,301        $ 3,035        $ 2,152
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                                    (1,110)        (1,071)        (1,088)
  State income taxes - Net of federal tax benefit            74             39            (58)
  Cash surrender value of life insurance                   (151)           (88)           (83)
  Income of joint venture                                  (125)          (128)           (96)
  Nondeductible intangible amortization                      42             42            121
  Other                                                      50              8            (25)
                                                        -------        -------        -------

Provision for income taxes                              $ 2,081        $ 1,837        $   923
                                                        =======        =======        =======

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                          2003           2002
                                                         -------        -------
                                                             (In Thousands)
Deferred tax assets:
  Deferred compensation                                  $   896        $   776
  Allowance for loan losses                                1,476          1,166
  Intangibles                                                120            134
  Accrued vacation                                           133            112
  State net operating loss carryforward                      136            272
  Alternative minimum tax credits                             --             99
  Other                                                       28             52
                                                         -------        -------

    Total deferred tax assets                              2,789          2,611
                                                         -------        -------

Deferred tax liabilities:
  Investment acquisition and discount accretion              (86)          (136)
  Mortgage servicing rights                                 (701)          (610)
  Depreciation                                              (514)          (445)
  Unrealized gain on securities available for sale        (1,452)        (1,609)
  Other                                                     (250)          (171)
                                                         -------        -------

    Total deferred tax liabilities                        (3,003)        (2,971)
                                                         -------        -------

Net deferred tax liability                               $  (214)       $  (360)
                                                         =======        =======

The Bank has state net operating loss carryforwards of approximately $2,609,000. The Bank's net operating losses begin to expire in 2014.

Note 14 Benefit Plans

Effective January 1, 2002, the Corporation merged its defined contribution money purchase plan into its defined contribution profit sharing 401(k) plan, and effective January 1, 2003, the plan was amended to include provisions for an employee stock ownership plan (ESOP). All participants of the 401(k) plan are eligible for the ESOP. As of December 31, 2003, shares are purchased on the open market as they become available. The plan held 537,719 shares. These shares are included in the calculation of the Corporation's earnings per share. The plan is available to all employees after completion of six months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions up to 10% in 2003, 2002, and 2001. The Corporation made additional discretionary contributions to the plan of $333,000, $323,000, and $283,000 in 2003, 2002, and 2001, respectively.
All discretionary contributions are at the direction of the Board of Directors. Total expense associated with the plans was approximately $508,000, $487,000, and $411,000 in 2003, 2002, and 2001, respectively.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 Benefit Plans (Continued)

The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future vest over each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of termination of employment with the Corporation. The agreement requires an annual payment of $80,600 over 15 years. The annual payment increases 5% per year from 2004 through 2008. Related expense for this agreement was approximately $107,000, $107,000, and $108,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Included in other liabilities is the vested present value of future payments of approximately $643,000 and $536,000 at December 31, 2003 and 2002, respectively.

The Corporation has a nonqualified deferred directors' fee compensation plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or resignation from the Board of the Corporation. Included in other liabilities is the estimated present value of future payments of approximately $1,641,000 and $1,443,000 at December 31, 2003 and 2002, respectively. Expense associated with this plan was approximately $210,000, $200,000, and $188,000 in 2003, 2002, and
2001, respectively.

Note 15 Stockholders' Equity

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 Stockholders' Equity (Continued)

The Corporation's and the Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                              For Capital                           Prompt Corrective
                          Actual                           Adequacy Purposes                        Action Provisions
                          ------           ------------------------------------------   --------------------------------------------
                          Amount   Ratio           Amount                  Ratio                 Amount               Ratio
                          ------   -----   ---------------------   ------------------   ---------------------   --------------------
                                                                  (Dollars in Thousands)
December 31, 2003:

Total capital (to
  risk-weighted assets):
  Consolidated            $51,982  13.3%   > than or = to $31,224  > than or = to 8.0%   N/A
  First National Bank
    in Manitowoc          $50,886  13.1%   > than or = to $31,140  > than or = to 8.0%  > than or = to $38,924  > than or = to 10.0%
Tier I capital (to
  risk-weighted assets):
  Consolidated            $47,983  12.3%   > than or = to $15,610  > than or = to 4.0%   N/A
  First National Bank
    in Manitowoc          $46,887  12.0%   > than or = to $15,570  > than or = to 4.0%  > than or = to $23,355  > than or = to 6.0%
Tier I capital (to
  average assets):
  Consolidated            $47,983   8.6%   > than or = to $22,357  > than or = to 4.0%   N/A
  First National Bank
    in Manitowoc          $46,887   8.4%   > than or = to $22,314  > than or = to 4.0%  > than or = to $27,893  > than or = to 5.0%

December 31, 2002:

Total capital (to
  risk-weighted assets):
  Consolidated            $44,944  12.3%   > than or = to $29,181  > than or = to 8.0%   N/A
  First National Bank
    in Manitowoc          $43,372  12.0%   > than or = to $29,097  > than or = to 8.0%  > than or = to $36,372  > than or = to 10.0%
Tier I capital (to
  risk-weighted assets):
  Consolidated            $41,560  11.4%   > than or = to $14,591  > than or = to 4.0%   N/A
  First National Bank
    in Manitowoc          $40,372  11.1%   > than or = to $14,549  > than or = to 4.0%  > than or = to $21,823  > than or = to 6.0%
Tier I capital (to
  average assets):
  Consolidated            $41,560   7.7%   > than or = to $21,643  > than or = to 4.0%   N/A
  First National Bank
    in Manitowoc          $40,372   7.5%   > than or = to $21,527  > than or = to 4.0%  > than or = to $26,909  > than or = to 5.0%

The payment of dividends is restricted by certain statutory and regulatory limitations. The Bank could have paid an additional $11,962,000 of dividends to the Corporation and still maintained capital ratios satisfactory to applicable regulatory agencies.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 Accumulated Other Comprehensive Income

Comprehensive income is shown in the consolidated statements of stockholders' equity. The Corporation's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                                 2003           2002           2001
                                                                -------        -------        -------
                                                                           (In Thousands)
Accumulated other comprehensive income at beginning             $ 3,013        $ 1,042        $   378
                                                                -------        -------        -------

Activity:
  Unrealized gain (loss) on securities available for sale          (391)         3,020          1,023
  Tax impact                                                        157         (1,049)          (359)
                                                                -------        -------        -------

Other comprehensive income (loss)                                  (234)         1,971            664
                                                                -------        -------        -------

Accumulated other comprehensive income at end                   $ 2,779        $ 3,013        $ 1,042
                                                                =======        =======        =======

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

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 Commitments and Contingencies (Continued)

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                                Notional Amount
                                           ------------------------
                                             2003             2002
                                           -------          -------
                                                 (In Thousands)
Commitments to extend credit               $75,134          $62,591
Credit card arrangements                     2,510            5,808
Standby letters of credit                    5,826            4,633

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

Like many Wisconsin financial institutions, the Corporation has a non-Wisconsin subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries. As a result of these developments, the Department may take the position that the income of the out-of-state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state. If the Department is successful in its efforts, it would result in a negative impact on the earnings of the Corporation.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions for the Corporation's financial instruments are summarized below.

Cash and Cash Equivalents - The carrying values approximate the fair values for these assets.

Securities Available for Sale - Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Other Investments - The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.

Loans and Loans Held for Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

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

Mortgage Servicing Rights - Fair values were determined using the present value of future cash flows method. Carrying value approximates fair value.

Deposits - The fair value of deposits with no stated maturity, such as passbooks, negotiable order of withdrawal accounts, and variable rate insured money market accounts, is the amount payable on demand on the reporting date. The fair value of fixed-rate, fixed-maturity certificate accounts is estimated using discounted cash flows with discount rates at interest rates currently offered for deposits of similar remaining maturities.

Securities Sold Under Repurchase Agreements - The fair value of securities sold under repurchase agreements with variable rates or due on demand is the amount payable at the reporting date. The fair value of securities sold under repurchase agreements with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered for securities sold under repurchase agreements of similar remaining maturities.

Borrowed Funds - Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

Accrued Interest - The carrying amount of accrued interest approximates its fair value.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 Fair Value of Financial Instruments (Continued)

Off-Balance-Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying amount and estimated fair value of financial instruments at December 31 were as follows:

                                                              2003                         2002
                                                    ------------------------      ------------------------
                                                    Carrying      Estimated       Carrying       Estimated
                                                     Amount       Fair Value       Amount       Fair Value
                                                    --------      ----------      --------      ----------
                                                                         (In Thousands)
Financial assets:
  Cash and cash equivalents                         $ 35,767       $ 35,767       $ 56,089       $ 56,089
  Securities available for sale                      138,275        138,275        135,747        135,747
  Other investments                                    5,052          5,052          2,858          2,858
  Loans - Net                                        367,126        371,167        340,719        346,548
  Mortgage servicing rights                            1,789          1,789          1,520          1,520
  Accrued interest receivable                          2,375          2,375          2,646          2,646
                                                    --------       --------       --------       --------

Total financial assets                              $550,384       $554,425       $539,579       $545,408
                                                    ========       ========       ========       ========

Financial liabilities:
  Deposits                                          $428,284       $431,625       $416,099       $419,162
  Securities sold under repurchase agreements         55,359         55,554         50,884         51,040
  Borrowed funds                                      31,910         33,994         38,138         39,079
  Accrued interest payable                             1,305          1,305          1,787          1,787
                                                    --------       --------       --------       --------

Total financial liabilities                         $516,858       $522,478       $506,908       $511,068
                                                    ========       ========       ========       ========

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the consolidated balance sheets. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 Condensed Parent Company Only Financial Statements

Balance Sheets

                                                                     December 31
                                                              ------------------------
                                  Assets                        2003            2002
                                                              --------        --------
                                                                    (In Thousands)
Cash                                                          $      9        $      4
Repurchase agreements with Bank                                     47             146
Investment in Bank                                              59,127          53,096
Premises and equipment                                           1,053           1,048
                                                              --------        --------

TOTAL ASSETS                                                  $ 60,236        $ 54,294
                                                              ========        ========

                   Liabilities and Stockholders' Equity

Liabilities:
  Other liabilities                                           $     13        $     10
                                                              --------        --------

    Total liabilities                                               13              10
                                                              --------        --------

Stockholders' equity:
    Common stock                                                 7,584           7,584
    Retained earnings                                           50,560          44,387
    Accumulated other comprehensive income                       2,779           3,013
    Treasury stock, at cost                                       (700)           (700)
                                                              --------        --------
      Total stockholders' equity                                60,223          54,284
                                                              --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 60,236        $ 54,294
                                                              ========        ========

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 Condensed Parent Company Only Financial Statements (Continued)

Statements of Income

                                                    Years Ended December 31
                                               --------------------------------
                                                2003         2002         2001
                                               ------       ------       ------
                                                         (In Thousands)
Dividends received from Bank                   $1,350       $1,350       $  900
Rental income received from Bank                  157          151          145
Interest and other income                           2            2            6
Equity in earnings of subsidiaries              6,265        5,729        4,497
                                               ------       ------       ------

   Total income                                 7,774        7,232        5,548
                                               ------       ------       ------

Other operating expenses                          135          136          137
                                               ------       ------       ------

Income before provision for income taxes        7,639        7,096        5,411
Provision for income taxes                         10            7            6
                                               ------       ------       ------

Net income                                     $7,629       $7,089       $5,405
                                               ======       ======       ======

First Manitowoc Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 Condensed Parent Company Only Financial Statements (Continued)

Statements of Cash Flows

                                                                           Years Ended December 31
                                                                    -------------------------------------
                                                                     2003           2002           2001
                                                                    -------        -------        -------
                                                                               (In Thousands)
Cash flows from operating activities:
  Net income                                                        $ 7,629        $ 7,089        $ 5,405
                                                                    -------        -------        -------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                         43             41             42
    Equity in earnings of subsidiary                                 (6,265)        (5,729)        (4,497)
    Change in other operating liabilities                                 3              4             (2)
                                                                    -------        -------        -------

      Total adjustments                                              (6,219)        (5,684)        (4,457)
                                                                    -------        -------        -------

Net cash provided by operating activities                             1,410          1,405            948
                                                                    -------        -------        -------

Cash flows from investing activities:
  Purchases of premises and equipment                                   (48)            --             --
  (Increase) decrease in repurchase agreements                           99           (141)            96
                                                                    -------        -------        -------

Net cash provided by (used in) investing activities                      51           (141)            96
                                                                    -------        -------        -------

Net cash used in financing activities - Cash dividends paid          (1,456)        (1,265)        (1,041)
                                                                    -------        -------        -------

Net increase (decrease) in cash                                           5             (1)             3
Cash at beginning                                                         4              5              2
                                                                    -------        -------        -------

Cash at end                                                         $     9        $     4        $     5
                                                                    =======        =======        =======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

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

For the quarter ended December 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K is included in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption "Election of Directors," and the information concerning executive officers of the registrant, under the caption "Executive Officers Who Are Not Directors," which is incorporated herein by reference. The information required by Item 405 of Regulation S-K concerning compliance with
Section 16(a) of the Exchange Act is included in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the heading "Principal Accountant Fees and Services" in the Corporation's definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report

         Consolidated Balance Sheets---December 31, 2003 and 2002

         Consolidated Statements of Income---For the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Shareholders' Equity---For the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Cash Flows---For the Years Ended December 31, 2003, 2002, and 2001

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

(a)(3)   Exhibits

    EXHIBIT NUMBER         DESCRIPTION OF DOCUMENTS

         3.1 Articles of Incorporation (incorporated by reference to Exhibit (3)(1) to the Corporation's Report on Form 10 filed May 5, 1999).

         3.2 Bylaws of First Manitowoc Bancorp, Inc. as amended on February 11, 2003 (incorporated by reference to Exhibit (3)(2) to the Corporation's Report on Form 10-K filed March 14, 2003).

         10.1 First Manitowoc Bancorp, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit (10)(1) to the Corporation's Report on Form 10-Q filed May 15,
                           2003).

         10.2 Executive Employee Salary Continuation Plan for Thomas J. Bare, dated March 19, 1998, between First National Bank in Manitowoc and Thomas J. Bare (incorporated by reference to Exhibit (10)(2) to the Corporation's Report on Form 10-K filed March 14,
                           2003).

         10.3 First National Bank in Manitowoc Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit (10)(3) to the Corporation's Report on Form 10-K filed March 14, 2003).

         11                Statement Re Computation of Per Share Earnings. See
                           Note 1 in Part II Item 8.

         12 Annual Report of First Manitowoc Bancorp, Inc. to Shareholders for the period ended December 31, 2003.

         21                Subsidiaries of the Corporation.

         23                Consent of Independent Auditors.

         31.1 Certification of Thomas J. Bare pursuant to Rule 13a-14(a) or 15(d)-14(a)

         31.2 Certification of Thomas J. Bare pursuant to Rule 13a-14(a) or 15(d)-14(a)

         32.1              Section 1350 Certification of Thomas J. Bare

         99.1 Proxy Statement of First Manitowoc Bancorp, Inc. for 2004 Annual Meeting of Shareholders.

         A copy of one or more of the exhibits listed herein can be obtained by writing Thomas J. Bare, Chief Financial Officer, First Manitowoc Bancorp, 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin.

(b) Reports on Form 8-K

         During the fourth quarter of 2003, the Corporation did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MANITOWOC BANCORP, INC.


Date:  March 12, 2004                      /s/ Thomas J. Bare
                                           -------------------------------------
                                           Thomas J. Bare
                                           Chief Executive Officer and Chief
                                           Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Bare                         /s/ Robert S. Weinert
---------------------------------------    -------------------------------------
Thomas J. Bare, President and Treasurer    Robert S. Weinert, Chairman

Date:  March 12, 2004                      Date:  March 12, 2004


/s/ John J. Zimmer                         /s/ John M. Jagemann
---------------------------------------    -------------------------------------
John J. Zimmer, Vice President             John M. Jagemann, Director

Date:  March 12, 2004                      Date:  March 12, 2004


/s/ John C. Miller                         /s/ John E. Nordstrom
---------------------------------------    -------------------------------------
John C. Miller, Director                   John E. Nordstrom, Director

Date:  March 12, 2004                      Date:  March 12, 2004


/s/ Craig A. Pauly                         /s/ Katherine M. Reynolds
---------------------------------------    -------------------------------------
Craig A. Pauly, Director                   Katherine M. Reynolds, Director

Date:  March 12, 2004                      Date:  March 12, 2004


/s/ John M. Webster
---------------------------------------
John M. Webster, Director

Date:  March 12, 2004