Form 10-Q
period 2004-03-31
FIRST MANITOWOC BANCORP INC
filed 2004-05-10
CIK 719495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ ]X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    --------------------

Commission file number 0-25983

                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                   39-1435359
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (IRS employer
or organization)                                        identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                            54220
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

                                  Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                  Yes [X] No[ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2004, was 6,937,268 shares.

                         FIRST MANITOWOC BANCORP, INC.
                               TABLE OF CONTENTS

                                                                                    PAGE NO.
                                                                                    -------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):
                   Consolidated Statements of Financial Condition -
                   March 31, 2004 and December 31, 2003                                 1

                   Consolidated Statements of Income -
                   Three Months Ended March 31, 2004 and 2003                           2

                   Consolidated Statements of Changes in
                   Shareholders' Equity
                   Three Months Ended March 31, 2004 and 2003                           3

                   Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2004 and 2003                           4

                   Notes to Consolidated Financial Statements                           5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                        7

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

          Item 4.  Controls and Procedures                                             17

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                   18

          Item 5.  Other Information                                                   18

          Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              March 31,              December 31,
                                                                                2004                     2003
                                                                             -----------             -----------
                                                                              (In Thousands, Except Share Data)
ASSETS

Cash and due from banks                                                      $    13,323             $    16,355
Interest-bearing deposits                                                          1,467                   7,979
Federal funds sold                                                                11,686                  11,433
                                                                             -----------             -----------
Cash and cash equivalents                                                         26,476                  35,767
Securities available for sale, at fair value                                     148,585                 138,275
Other investments (at cost)                                                        5,127                   5,052
Loans, net                                                                       368,794                 367,126
Premises and equipment                                                             8,719                   8,608
Goodwill                                                                           8,968                   8,968
Intangible assets                                                                  2,291                   2,117
Cash surrender value of life insurance                                            11,356                  11,244
Other assets                                                                       4,595                   4,796
                                                                             -----------             -----------
Total Assets                                                                 $   584,911             $   581,953
                                                                             ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $   422,078             $   428,284
Securities sold under repurchase agreements                                       51,768                  55,359
Borrowed funds                                                                    41,221                  31,910
Other liabilities                                                                  6,973                   6,177
                                                                             -----------             -----------
Total liabilities                                                                522,040                 521,730
                                                                             ===========             ===========
Shareholders' equity:
   Common stock -- $1.00 par value; authorized -- 10,000,000 shares;
     issued -- 7,583,628 shares                                                    7,584                   7,584
   Retained earnings                                                              52,326                  50,560
   Accumulated other comprehensive income                                          3,661                   2,779
Treasury stock at cost--646,360 shares                                              (700)                   (700)
                                                                             -----------             -----------
Total shareholders' equity                                                        62,871                  60,223
                                                                             -----------             -----------
Total Liabilities and Shareholders' Equity                                   $   584,911             $   581,953
                                                                             ===========             ===========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three months ended
                                                                         March 31
                                                                 -----------------------
                                                                   2004           2003
                                                                 ---------      --------
Interest income:
   Loans, including fees                                         $   5,177      $  5,596
   Federal funds sold                                                   44           104
   Securities:
      Taxable                                                          633           669
      Tax-exempt                                                       802           766
                                                                 ---------      --------
         Total interest income                                       6,656         7,135
                                                                 ---------      --------
Interest expense:
   Deposits                                                          1,495         1,996
   Securities sold under repurchase agreements                         260           329
   Borrowed funds                                                      337           342
                                                                 ---------      --------
         Total interest expense                                      2,092         2,667
                                                                 ---------      --------
Net interest income                                                  4,564         4,468
Provision for loan losses                                              100           200
                                                                 ---------      --------
Net interest income after provision for loan losses                  4,464         4,268

Other income:
   Trust service fees                                                  157           134
   Service charges                                                     332           349
   Insurance Center commissions                                        492           410
   Loan servicing income                                               376           205
   Income on equity investment                                          98            86
   Gain on sales of mortgage loans                                      60           421
   Gain on sales of securities                                           -             -
   Other                                                               538           281
                                                                 ---------      --------
         Total other income                                          2,053         1,886

Other expenses:
   Salaries, commissions, and employee benefits                      2,217         2,198
   Occupancy                                                           438           496
   Data processing                                                     264           268
   Postage, stationery, and supplies                                   126           156
   Advertising                                                         111            60
   Outside service fees                                                238           119
   Amortization of intangibles                                          68            68
   Other                                                               267           327
                                                                 ---------      --------
         Total other expenses                                        3,729         3,692
                                                                 ---------      --------
Income before provision for income taxes                             2,788         2,462
Provision for income taxes                                             641           561
                                                                 ---------      --------
Net income                                                       $   2,147      $  1,901
                                                                 =========      ========
Earnings per share-basic and diluted                             $    0.31      $   0.27

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        Three Months Ended March 31, 2003
                                 (In Thousands)

                                                                Accumulated
                                                                   Other
                                           Common   Retained   Comprehensive    Treasury
                                           Stock    Earnings   Income (Loss)      Stock       Total
                                          -------   --------   -------------    --------    --------
Balance at December 31, 2002              $ 7,584   $ 44,387   $       3,013    ($   700)   $ 54,284
   Comprehensive income:
      Net income                               --      1,901              --          --       1,901
      Other comprehensive income               --         --             100          --         100
                                                                                            --------
   Total comprehensive income                                                                  2,001
   Cash dividends ($0.05 per share)            --       (347)             --          --        (347)
                                          -------   --------   -------------    --------    --------
BALANCE AT MARCH 31, 2003                 $ 7,584   $ 45,941   $       3,113    ($   700)   $ 55,938
                                          =======   ========   =============    ========    ========

                        Three Months Ended March 31, 2004
                                 (In Thousands)

                                                                Accumulated
                                                                   Other
                                           Common   Retained   Comprehensive    Treasury
                                           Stock    Earnings   Income (Loss)     Stock       Total
                                          -------   --------   -------------    --------    --------
Balance at December 31, 2003              $ 7,584   $ 50,560   $       2,779    ($   700)   $ 60,223
   Comprehensive income:
      Net income                               --      2,147              --          --       2,147
      Other comprehensive income               --         --             882          --         882
                                                                                            --------
   Total comprehensive income                                                                  3,029
   Cash dividends ($0.055 per share)           --       (381)             --          --        (381)
                                          -------   --------   -------------    --------    --------
BALANCE AT MARCH 31, 2004                 $ 7,584   $ 52,326   $       3,661    ($   700)   $ 62,871
                                          =======   ========   =============    ========    ========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          -----------------------------
                                                                                             2004              2003
                                                                                          -----------       -----------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $     2,147       $     1,901
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                   100               200
      Depreciation of premises and equipment                                                      197               209
      Amortization of intangible assets                                                            68                85
      Amortization of securities, net of accretion                                                184                43
      Gain on sales of AFS securities                                                               0                 0
      Stock dividends on FHLB stock                                                               (75)              (67)
      Proceeds from sale of mortgage loans                                                     13,755            33,120
      Originations of mortgage loans held for sale                                            (13,693)          (32,705)
      Gain on sales of mortgage loans held for sale                                               (60)             (421)
      Gain on sale of fixed assets                                                                  0               (38)
      Undistributed income of joint venture                                                       (98)              (86)
      Increase in other assets                                                                   (516)             (181)
      Decrease in other liabilities                                                               796               520
                                                                                          -----------       -----------
Net cash provided by operating activities                                                       2,806             2,580
                                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of securities available for sale                                   21,432            16,768
   Purchases of securities available for sale                                                 (30,585)          (14,941)
   Net increase in loans                                                                       (1,770)           (1,320)
   Purchases of premises and equipment                                                           (311)             (134)
   Proceeds from sales of premises and equipment                                                    4                38
   Bank Owned Life Insurance policies                                                               0            (5,000)
                                                                                          -----------       -----------
Net cash used in investing activities                                                         (11,230)           (4,589)
                                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                         (6,206)            6,582
   Net increase in securities sold under repurchase agreements                                 (3,591)              628
   Proceeds from advances on borrowed funds                                                    25,892            21,747
   Repayment of borrowed funds                                                                (16,581)          (23,474)
   Dividends paid                                                                                (381)             (347)
                                                                                          -----------       -----------
Net cash provided by (used in) financing activities                                              (867)            5,136
                                                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents                                           (9,291)            3,127
Cash and cash equivalents at beginning of period                                               35,767            56,089
                                                                                          -----------       -----------
Cash and cash equivalents at end of period                                                $    26,476       $    59,216
                                                                                          ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                            $     2,016       $     2,206
      Income taxes                                                                                 20                 5

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s (the "Corporation's") financial position, results of its operations, changes in shareholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2003 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All material intercompany transactions and balances are eliminated. Investment in United Financial Services, Inc., the Bank's 49.8% owned subsidiary, is accounted for under the equity method. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2004 presentation.

NOTE 3: Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                                       March 31, 2004
                                                                                ----------------------------
                                                                                Amortized Cost    Fair Value
                                                                                --------------    ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies                                                    $      11,704     $   11,711
Obligations of states and political subdivisions                                       61,118         61,263
Mortgage-backed securities                                                             70,109         75,605
Corporate notes                                                                             2              6
                                                                                -------------     ----------
Total                                                                           $     142,933     $  148,585
                                                                                =============     ==========

                                                                                     December 31, 2003
                                                                                ----------------------------
                                                                                Amortized Cost    Fair Value
                                                                                --------------    ----------
U.S. Treasury securities and obligations of U.S. Government
   corporations and agencies                                                    $       13,663    $   13,593
Obligations of states and political subdivisions                                        70,357        74,743
Mortgage-backed securities                                                              49,924        49,836
Corporate notes                                                                            100           103
                                                                                --------------    ----------
Total                                                                           $      134,044    $  138,275
                                                                                ==============    ==========

NOTE 4: Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                                 (In Thousands)

                                         March 31, 2004                 December 31, 2003
                                   --------------------------      --------------------------
                                                  Percent of                       Percent of
                                     Amount       Total Loans        Amount       Total Loans
                                   ---------      -----------      ---------      -----------
Commercial and Agricultural        $ 118,521         31.79%        $ 110,884         29.88%
Commercial Real Estate               109,564         29.38%          109,469         29.49%
Residential Real Estate              124,109         33.28%          129,212         34.82%
Consumer                              17,808          4.78%           18,301          4.93%
Other                                  2,871          0.77%            3,259          0.88%
                                   ---------        ------         ---------        ------
Total                              $ 372,873        100.00%        $ 371,125        100.00%
                                                    ======                          ======
Less: Allowance for Loan Loss         (4,079)                         (3,999)
                                   ---------                       ---------
Net Loans                          $ 368,794                       $ 367,126
                                   =========                       =========

NOTE 5: Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                        For the Three     For the Three
                                                                        Months Ended       Months Ended
                                                                          March 31,         March 31,
                                                                            2004               2003
                                                                        -------------     -------------
                                                                                (In Thousands)

Balance at beginning of period - December 31, 2003 and 2002               $  3,999          $  3,384

Provision charged to expense                                                   100               200
Charge-offs                                                                    (65)             (174)
Recoveries                                                                      45                21
                                                                          --------          --------
Balance at end of period                                                  $  4,079          $  3,431
                                                                          ========          ========
Ratio of net charge-offs during period to
average loans outstanding during period                                       0.01%             0.04%

Ratio of allowance for loan losses
to total loans                                                                1.09%             0.99%

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

NOTE 7: Per Share Computations

Weighted average shares outstanding were 6,937,268 for the three months ended March 31, 2004 and 2003.

NOTE 8: Taxation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Commission on March 12, 2004.

THE CORPORATION

First Manitowoc Bancorp, Inc. (the "Corporation") is a Wisconsin corporation and registered bank holding company. The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. and a wholly-owned insurance subsidiary, Insurance Center of Manitowoc, Inc. (the "Insurance Center"). The Insurance Center also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. The Insurance Center is an independent agency offering commercial, personal, life and health insurance. The Bank owns 49.8% of the outstanding common stock of United Financial Services, Inc. ("UFS"). UFS provides data processing services to owner banks Baylake Bank of Sturgeon Bay and the Bank in addition to 52 other banks located in Wisconsin.

The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has thirteen full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin. On May 10, 2004, the Bank opened a limited service drive through and mini lobby facility at 4712 Expo Drive in Manitowoc. The Corporation's home page on the Internet is www.bankfirstnational.com. The Corporation's web site content is for information purposes only, and it should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q.

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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)

                                                 Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,           March 31,
                                                     2004               2003
                                                 ------------       ------------
Net Income                                        $   2,147          $   1,901

Earnings Per Share-Basic & Diluted                $    0.31          $    0.27

Return on Average Assets                               1.47%              1.36%

Return on Average Equity                              14.01%             13.89%

Weighted average shares outstanding were 6,937,268 for the three months ended March 31, 2004 and 2003.

Net income for the three months ended March 31, 2004 was $2,147,000 compared to $1,901,000 for the three months ended March 31, 2003, an increase of $246,000, or 12.9%. Interest income decreased $479,000 to $6,656,000 compared to $7,135,000 for the three months ended March 31, 2003. A decrease in loan interest income due to lower interest rates and a decrease in both the rate but mainly the volume of Federal Funds Sold were primarily responsible for the change. Interest expense decreased $575,000 to $2,092,000 mainly as a result of a decrease in interest rates paid on deposits. Other income increased $167,000 or 8.9% while other expenses increased $37,000 or 1.0%. Earnings per share for the three months ended March 31, 2004 was $0.31 compared to $0.27 for the three months ended March 31, 2003.

Return on average assets (ROA) on an annualized basis for the first quarter of 2004 was 1.47% compared to 1.36% for the first quarter in 2003. Return on average equity (ROE) on an annualized basis for the first quarter of 2004 was 14.01% compared to 13.89% for the first quarter of 2003.

Table 1 displays the average balances and average rates paid on all major deposit classifications for the periods indicated.

                        AVERAGE BALANCES, YIELD AND RATES
                                 (In thousands)

TABLE 1

                                                            Three months ended                Three months ended
                                                              March 31, 2004                    March 31, 2003
                                                     -------------------------------   -------------------------------
                                                                 Interest    Average               Interest    Average
                                                      Average     Income/     Yield/    Average     Income/     Yield/
                                                      Balance     Expense      Rate     Balance     Expense     Rate
                                                     ---------   ---------   -------   ---------   ---------   -------
ASSETS:
Interest earning assets:
Federal funds sold                                   $  18,155   $      44     0.96%   $  36,328   $     104     1.14%
Investment securities:
      US Treasury securities and obligations of US
      government agencies                            $  68,710   $     544     3.14%   $  65,529   $     606     3.67%
      Tax exempt obligations of States
      and political subdivisions                     $  74,229   $   1,220     6.52%   $  66,677   $   1,165     6.93%
      All other investment securities                $   9,450   $     189     7.93%   $  10,326   $     152     5.84%
                                                     ---------   ---------             ---------   ---------
Total investment securities                          $ 152,389   $   1,953     5.08%   $ 142,532   $   1,923     5.35%
Loans net of unearned income:
      Commercial loans                               $ 114,350   $   1,793     6.22%   $  98,878   $   1,870     7.50%
      Mortgage loans                                 $ 234,492   $   2,989     5.06%   $ 221,776   $   3,269     5.85%
      Installment loans                              $  15,915   $     326     8.13%   $  16,853   $     386     9.09%
      Other loans                                    $   5,577   $     200    14.23%   $   5,287   $     198    14.86%
                                                     ---------   ---------             ---------   ---------
Total loans                                          $ 370,334   $   5,308     5.69%   $ 342,794   $   5,723     6.62%

TOTAL INTEREST EARNING ASSETS                        $ 540,878   $   7,305     5.36%   $ 521,654   $   7,750     5.89%
Cash and due from banks                              $  12,844                         $  12,905
Other assets                                         $  33,626                         $  29,530
Allowance for loan and lease losses                  $  (4,031)                        $  (3,442)
                                                     ---------                         ---------

TOTAL ASSETS                                         $ 583,317                         $ 560,647
                                                     =========                         =========
LIABILITIES:
Interest bearing liabilities:
Interest bearing deposits:
      Savings deposits                               $  44,644   $      15     0.13%   $  42,213   $      16     0.15%
      Market Plus accounts                           $  70,768   $     125     0.70%   $  68,307   $     172     1.00%
      Super NOW accounts                             $  33,067   $      61     0.73%   $  33,044   $      98     1.18%
      Money market deposit accounts                  $  17,141   $      36     0.83%   $  18,158   $      47     1.03%
      Certificates of deposit and IRA deposits       $ 188,279   $   1,258     2.65%   $ 189,477   $   1,663     3.48%
                                                     ---------   ---------             ---------   ---------
Total interest bearing deposits                      $ 353,899   $   1,495     1.68%   $ 351,199   $   1,996     2.25%
      Repurchase agreements                          $  53,459   $     260     1.93%   $  51,965   $     329     2.51%
      Federal funds purchased                        $      41   $       -     0.00%   $       -   $       0     0.00%
      Borrowings                                     $  41,133   $     337     3.17%   $  36,434   $     342     3.72%
                                                     ---------   ---------             ---------   ---------

TOTAL INTEREST BEARING LIABILITIES                   $ 448,532   $   2,092     1.84%   $ 439,598   $   2,667     2.41%
Demand Deposits                                      $  67,032                         $  59,794
Other Liabilities                                    $   6,408                         $   6,503
                                                     ---------                         ---------

Total Liabilities                                    $ 521,972                         $ 505,895
Shareholder's Equity                                 $  61,345                         $  54,752

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY             $ 583,317                         $ 560,647
                                                     =========                         =========
Recap:
      Interest Income                                            $   7,305     5.36%               $   7,750     5.89%
      Interest Expense                                           $   2,092     1.84%               $   2,667     2.41%
                                                                 ---------                         ---------

      Net Interest Income/Spread                                 $   5,213     3.52%               $   5,083     3.48%
Contribution of Non-Interest-bearing Funds                                     0.31%                             0.39%
Net Interest Margin                                                            3.83%                             3.87%
Ratio of Average Interest Earning
 Assets to Average Interest-Bearing Liabilities                              120.59%                           118.67%

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statory federal income tax rate of 34%.

Table 1A sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated.

                        RATE AND VOLUME VARIANCE ANALYSIS
                            BASED ON AVERAGE BALANCES
                                 (In thousands)

TABLE 1A

                                                                  2004 compared to 2003
                                                         -----------------------------------------
                                                         Increase(Decrease) in Net Interest Income
                                                          Net             Due to            Due to
                                                         Change            Rate             Volume
                                                         ------           ------            ------
Interest earning assets:
Federal funds sold                                       $  (60)          $   36             (96)
Investment securities:
   US Treasury securities and obligations of US
   government agencies                                   $  (62)          $  (61)             (1)
   Tax exempt obligations of States
   and political subdivisions                            $   55           $   53               2
   All other investment securities                       $   37           $   62             (25)
                                                         ------           ------            ----
Total investment securities                              $   30           $   54             (24)
Loans net of unearned income:
   Commercial loans                                      $  (77)          $  (72)             (5)
   Mortgage loans                                        $ (280)          $ (274)             (6)
   Installment loans                                     $  (60)          $  (17)            (43)
   Other loans                                           $    2           $    2               0
                                                         ------           ------            ----
Total loans                                              $ (415)          $ (360)            (55)

TOTAL INTEREST EARNING ASSETS                            $ (445)          $ (270)           (175)

Interest bearing liabilities:
   Savings deposits                                      $   (1)          $   (1)             (0)
   Market Plus accounts                                  $  (47)          $  (46)             (1)
   Super NOW accounts                                    $  (37)          $  (37)             (0)
   Money market deposit accounts                         $  (11)          $   (6)             (5)
   Certificates of deposit and IRA deposits              $ (405)          $ (383)            (22)
   Repurchase agreements                                 $  (69)          $  (68)             (1)
   Federal funds purchased                               $   (0)          $   (0)              -
   Borrowings                                            $   (5)          $   (5)             (0)
                                                         ------           ------            ----

TOTAL INTEREST BEARING LIABILITIES                       $ (575)          $ (545)            (30)

   Net Change in Net Interest Income                     $  130           $  275            (145)

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2004 has been characterized by fairly stable interest rates.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003: (SEE TABLE 1 AND 1A)

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2004 increased by $138,000 or 2.71% compared to the three months ended March 31, 2003. Interest income decreased $445,000 primarily as a result of a decrease in yields. Total average loans increased from $342,794,000 for the first quarter of 2003 to $370,334,000 for the first quarter of 2004 while interest yield on loans decreased from 6.62% for the first quarter of 2003 to 5.69% for the first quarter of 2004. Average investment securities increased from $142,532,000 for the first quarter of 2003 to $152,389,000 for the first quarter of 2004. Interest expense decreased $583,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits increased from $351,199,000 for the first quarter of 2003 to $353,899,000 for the first quarter of 2004 while interest rates paid on interest-bearing deposits decreased from 2.25% for the first quarter of 2003 to 1.68% for the first quarter of 2004 due to the lower interest rate environment.

The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.52% for the three months ended March 31, 2004, an increase of 4 basis points from the interest rate spread of 3.48% for the three months ended March 31, 2003. Net interest margin for the three months ended March 31, 2004 was 3.83% compared with 3.87% for the three months ended March 31, 2003.

As shown in the rate/volume analysis in Table 1A, changes in the rate resulted in a $283,000 increase in taxable equivalent net interest income. From a volume perspective, earning assets decreased taxable equivalent net interest income by $175,000 but when combined with decreases in the rate of both earning assets and liabilities, the net effect is a $138,000 increase.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2004, the Bank charged $100,000 to expense for the provision for loan loss compared to $200,000 for the three months ended March 31, 2003.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and nonaccruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of March 31, 2004 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                                 (In Thousands)

                                                       March 31,  December 31,
                                                         2004         2003
                                                       --------   ------------
Specific Problem Loans                                 $  2,090     $  2,262
Loan Type Allocation:
Commercial & Agricultural                                   776          950
Commercial Real Estate                                      106           87
Residential Real Estate                                     101           53
Consumer                                                    194          221
                                                       --------     --------
                                                          1,177        1,311

Unallocated                                                 812          426
                                                       --------     --------
Total Reserve                                          $  4,079     $  3,999
                                                       ========     ========

Ratio of allowance for loan losses to total loans          1.09%        1.08%

Specific problem loans includes the allocation of the allowance for specific problem credits. Loan volume allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories. Local economic concerns continue to affect the Bank's customers. These concerns are reflected in the increase shown in the allocation of allowance for loan losses. An increase in local unemployment rates since December 31, 2002, was taken into consideration when determining the increase in the unallocated portion of the allowance.

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

Total nonperforming loans at March 31, 2004 were $2,920,000, a decrease of $358,000 from December 31, 2003. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

                                                                   March 31,      December 31,
                                                                     2004            2003
                                                                   ---------      -----------
Nonaccrual loans                                                   $   2,856       $   3,272
Accruing loans past due 90 days or more                                   64               6
                                                                   ---------       ---------
Total nonperforming loans                                          $   2,920       $   3,278
Nonperforming loans as a percent of loans                                .78%           0.88%
Ratio of the allowance for loan losses to nonperforming loans         139.70%         122.00%
                                                                   ---------       ---------

OTHER INCOME

                                  Other Income
                                 (In Thousands)

                                        Three Months      Three Months
                                           Ended             Ended
                                          March 31,         March 31,
                                            2004              2003
                                        ------------      ------------
Trust service fees                        $    157          $    134
Service charges                                332               349
Insurance Center commissions                   492               410
Loan servicing income                          376               205
Income on equity investment                     98                86
Gain on sales of mortgage loans                 60               421
Other                                          538               281
                                          --------          --------
Total other income                        $  2,053          $  1,886
                                          ========          ========

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003:

Other income for the first quarter of 2004 was $2,053,000 compared to $1,886,000 for the first quarter of 2003, an increase of $167,000 or 8.9%. Insurance Center commissions increased $82,000 due to increased volume. Loan servicing income increased $171,000 or 83.4% as a result of the increased volume of loans processed since the first quarter of 2003. Gain on sales of mortgage loans decreased $361,000 or 85.7%. 2003 had tremendous volume of mortgage loans and refinancings processed and sold to the FNMA secondary market. As interest rates have increased in the first quarter of 2004, the bank has seen a decrease in the number of loan applications. Other miscellaneous income saw an increase of $257,000 or 91.5% primarily due to the Insurance Center receiving significant amounts of contingency commission income this quarter due to lower than expected insurance claims.

OTHER EXPENSES

                                 Other Expenses
                                 (In Thousands)

                                                               Three Months  Three Months
                                                                  Ended         Ended
                                                                 March 31,     March 31,
                                                                   2004          2003
                                                               ------------  ------------
Salaries, commissions, and employee benefits                    $    2,217    $    2,198
Occupancy                                                              438           496
Data processing                                                        264           268
Postage, stationery and supplies                                       126           156
Advertising                                                            111            60
Outside service fees                                                   238           119
Amortization of intangibles                                             68            68
Other                                                                  267           327
                                                                ----------    ----------
Total other expenses                                            $    3,729    $    3,692
                                                                ==========    ==========

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003:

Other expenses for the first quarter of 2004 were $3,729,000, an increase of $37,000 over last year's expenses of $3,692,000. Other expenses held fairly steady as an increase in outside service fees was offset by decreases in occupancy and other miscellaneous expenses. Outside service fees include a one-time $115,000 expense to cover the Sarbanes-Oxley internal control documentation requirements.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2004 was 22.9% compared to 22.7% for the three months ended March 31, 2003. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income.

BALANCE SHEET

MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

The Corporation's total assets increased from $582,000,000 at December 31, 2003 to $584,900,000 at March 31, 2004. Loans increased $1,700,000, while securities held for investment purposes increased $10,300,000.

Deposits decreased $6,200,000 to $422,100,000 at March 31, 2004 from $428,300,000 at December 31, 2003. Borrowed funds increased $9,300,000 to $41,200,000 at March 31, 2004.

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

CAPITAL RESOURCES AND ADEQUACY

The Corporation's actual capital amounts and ratios at December 31, 2003 and March 31, 2004 are presented below:

                                     Capital
                    (Dollars In Thousands, Except Share Data)

                                                                  March 31,          December 31,
                                                                    2004                 2003
                                                                  --------           -----------
Shareholders' Equity                                              $ 62,871           $   60,223
Total capital (to risk-weighted assets):
   Consolidated                                                       13.4%                13.3%
   First National Bank in Manitowoc                                   13.2%                13.1%
Tier 1 capital (to risk-weighted assets):
   Consolidated                                                       12.4%                12.3%
   First National Bank in Manitowoc                                   12.2%                12.0%
Tier I capital (to average assets):
   Consolidated                                                        8.7%                 8.6%
   First National Bank in Manitowoc                                    8.5%                 8.4%

Dividends Per Share-This Quarter                                     0.055           $    0.050
Dividends Per Share-Year to Date                                     0.055                0.210

Earnings Per Share-This Quarter                                      0.310                0.270
Earnings Per Share-Year to Date                                      0.310                1.100

Dividend Payout Ratio-This Quarter                                   17.74%               18.52%
Dividend Payout Ratio-Year to Date                                   17.74%               19.09%

Total shareholders' equity increased $2,700,000 from $60,200,000 at December 31, 2003 to $62,900,000 at March 31, 2004. Net income for the three month period ending March 31, 2004 was $2,100,000.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31,

2004 and December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 12.2% and 12.4%, respectively. As of March 31, 2004, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 13.2% and 13.4%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.0%. As of March 31, 2004, the Bank's and the Corporation's leverage capital ratio was 8.5% and 8.7%, respectively.

As of March 31, 2004 and December 31, 2003, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since such notifications that management believes would result in a change in the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88 and 106," which was effective for the fourth quarter of 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans and these disclosures are included in Note 14 to the Corporation's December 31, 2003 Consolidated Financial Statements on Form 10-K Annual Report.

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Corporation enters into such commitments with customers in connection with residential mortgage loan applications; however, the amount of these commitments is not material to the Corporation's consolidated financial statements. This guidance, if issued, would require the Corporation to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Corporation is currently assessing the impact of this pending guidance on its consolidated results of operations and financial position, but does not expect the implementation to have a significant impact on the consolidated financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105-Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on the Corporation's consolidated results of operations or financial position, as the Corporation's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

FINANCIAL STATEMENT DISCLOSURES

Commitments to sell residential mortgage loans to FNMA and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which is not material at this time. Commitments outstanding at March 31, 2004 were $16,483,310.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's management is aware of no material change to the market risk position from that disclosed as of December 31, 2003 in the Corporation's 2003 Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management. The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 [the "Act"]) as of March 31, 2004. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of March 31, 2004, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

For the quarter ended March 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 5. OTHER INFORMATION

APRIL 12, 2004
PIA JOINS GARY VINCENT AND ASSOCIATES

Professional Insurance Advantage, Incorporated ("PIA") has joined Gary Vincent & Associates in Green Bay. The affiliation of the two insurance agencies enhances Gary Vincent & Associates' offering of a complete line of individual and commercial insurance services. The additional staff includes two producers and one administrative assistant. The combined agency will continue to be called Gary Vincent & Associates. The agency offers group and individual life, health, dental, vision, disability, long-term care, 401(k) retirement plans, and investment services in addition to property and casualty insurance.

Gary Vincent and Associates is a full service independent insurance agency specializing in commercial insurance services and individual investment/insurance services. The Agency is located at 425 South Adams Street in downtown Green Bay and employs 13 individuals locally.

MAY 10, 2004
FIRST NATIONAL BANK OPENS NEW OFFICE IN MANITOWOC

First National Bank in Manitowoc ("First National Bank") opened its fourteenth office on May 10, 2004 at 4712 Expo Drive in Manitowoc, Wisconsin. The office is located on the corner of Rapids Road and Expo Drive, adjoining the Bank's subsidiary, The Insurance Center of Manitowoc. The 1,665 square foot addition features a lobby, teller area, drive through area for three lanes, bookkeeping area, and ATM machine. Experienced personnel from the Bank's offices in Manitowoc will staff the new office. Violet Pritzl will be the Branch Manager of the new facility.

The lobby and drive through at the new bank will be open Monday through Thursday 8:30 am to 5:30 pm, Friday, 8:30 am to 6:00 pm, and Saturday 9:00 am to noon. The ATM will be available on a 24-hour basis.

First National Bank is an independent community bank with assets of approximately $580 million. In addition to the new office, First National Bank has offices in the Wisconsin cities of Manitowoc, St. Nazianz, Newton, Two Rivers, Mishicot, Francis Creek, Kiel, New Holstein, Plymouth, Bellevue, and Ashwaubenon. The bank's main office is located on North Eighth Street in Manitowoc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

Exhibit Number                               Description of Exhibit
--------------      -----------------------------------------------------------------------------
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

 31.1               Certification of Thomas J. Bare pursuant to Rule 13a-14(a) or 15(d)-14(a)

 31.2               Certification of Paul H. Wojta pursuant to Rule 13a-14(a) or 15(d)- 14(a)

 32.1               Section 1350 Certification of Thomas J. Bare and Paul H. Wojta

b)    Reports on Form 8-K:

      There were no reports on Form 8-K filed for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       FIRST MANITOWOC BANCORP, INC.
                                       (Registrant)

Date: May 10, 2004                     /s/ Thomas J. Bare
                                       --------------------------------------
                                       Thomas J. Bare
                                       Chief Executive Officer

Date: May 10, 2004                     /s/ Paul H. Wojta
                                       --------------------------------------
                                       Paul H. Wojta
                                       Chief Financial Officer