Form 10-Q
period 2004-06-30
FIRST MANITOWOC BANCORP INC
filed 2004-08-09
CIK 719495

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to
                                 --------------     --------------
Commission file number 0-25983
                       ---------------------------------------------------------


                          First Manitowoc Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                                                              39-1435359
--------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS employer identification no.)

402 North Eighth Street, Manitowoc, Wisconsin                                            54220
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip code)

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

                                 Yes [X] No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 2004, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS


                                                                               PAGE NO.
                                                                               --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition -
                  June 30, 2004 and December 31, 2003                              1

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 2004 and 2003                2

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                  Six Months Ended June 30, 2004 and 2003                          3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2004 and 2003                          4

                  Notes to Consolidated Financial Statements                       5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

         Item 4.  Controls and Procedures                                         20

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                               20

         Item 4.  Submission of Matters to a Vote of Security Holders             20

         Item 6.  Exhibits and Reports on Form 8-K                                21

Signatures                                                                        22

Exhibits                                                                          23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                            June 30,      December 31,
                                                             2004             2003
                                                           ---------       ---------
                                                       (In Thousands, Except Share Data)
ASSETS

Cash and due from banks                                    $  12,422       $  16,355
Interest-bearing deposits                                     13,098           7,979
Federal funds sold                                            12,191          11,433
                                                           ---------       ---------

Cash and cash equivalents                                     37,711          35,767
Securities available for sale, at fair value                 151,624         138,275
Other investments (at cost)                                    5,197           5,052
Loans, net                                                   375,539         367,126
Premises and equipment                                         8,856           8,608
Goodwill                                                       8,968           8,968
Intangible assets                                              1,671           2,117
Cash surrender value of life insurance                        11,480          11,244
Other assets                                                   6,122           4,796
                                                           ---------       ---------

Total Assets                                               $ 607,168       $ 581,953
                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                   $ 436,458       $ 428,284
Securities sold under repurchase agreements                   60,067          55,359
Borrowed funds                                                42,313          31,910
Other liabilities                                              6,824           6,177
                                                           ---------       ---------
Total liabilities                                            545,662         521,730
                                                           ---------       ---------
Shareholders' equity:
         Common stock, $1.00 par value; authorized
           10,000,000 shares; issued 7,583,628 shares          7,584           7,584
         Retained earnings                                    53,767          50,560
         Accumulated other comprehensive income                  855           2,779
Treasury stock at cost--646,360 shares                          (700)           (700)
                                                           ---------       ---------
Total shareholders' equity                                    61,506          60,223
                                                           ---------       ---------
Total Liabilities and Shareholders' Equity                 $ 607,168       $ 581,953
                                                           =========       =========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                                 -------                     -------
                                                           2004           2003          2004           2003
                                                         --------       --------      --------       --------
                                                                    (In Thousands, Except Share Data)
Interest/Dividend income:
     Loans, including fees                               $  5,272       $  5,453      $ 10,448       $ 11,050
     Federal funds sold                                        39             94            82            198
     Securities:
       Taxable                                                567            414         1,116          1,042
       Tax exempt                                             799            786         1,602          1,552

     Other                                                     70             44           155             84
                                                         --------       --------      --------       --------
         Total interest/dividend income                     6,747          6,791        13,403         13,926
                                                         --------       --------      --------       --------
Interest expense:
     Deposits                                               1,563          1,872         3,058          3,867
     Securities sold under repurchase agreements              265            317           524            645
     Borrowed funds                                           272            344           609            688
                                                         --------       --------      --------       --------
         Total interest expense                             2,100          2,533         4,191          5,200
                                                         --------       --------      --------       --------
Net interest income                                         4,647          4,258         9,212          8,726
Provision for loan losses                                     100            450           200            650
                                                         --------       --------      --------       --------
Net interest income after provision for loan losses         4,547          3,808         9,012          8,076
                                                         --------       --------      --------       --------
Other income:
     Trust service fees                                       157            147           314            281
     Service charges                                          430            371           762            720
     Insurance Center commissions                             609            439         1,101            849
     Loan servicing income (loss)                            (412)           219           (36)           424
     Income on equity investment                              101             85           199            171
     Gain on sales of mortgage loans                          100            537           160            958
     Gain on sales of securities                               55              0            55              0
     Other                                                    221            295           758            576
                                                         --------       --------      --------       --------
       Total other income                                   1,261          2,093         3,313          3,979
                                                         --------       --------      --------       --------
Other expenses:
     Salaries, commissions, and employee benefits           2,091          1,994         4,308          4,192
     Occupancy                                                417            236           855            477
     Data processing                                          264            257           528            525
     Postage, stationery and supplies                         124            140           250            296
     Advertising                                               84             96           195            156
     Outside service fees                                     127             98           365            226
     Amortization of intangibles                               69             69           137            137
     Other                                                    359            529           626          1,102
                                                         --------       --------      --------       --------
       Total other expenses                                 3,535          3,419         7,264          7,111
                                                         --------       --------      --------       --------
Income before provision for income taxes                    2,273          2,482         5,061          4,944
Provision for income taxes                                    450            532         1,091          1,093
                                                         --------       --------      --------       --------
Net income                                               $  1,823       $  1,950      $  3,970       $  3,851
                                                         ========       ========      ========       ========

Earnings per share:  basic and diluted                   $   0.26       $   0.29      $   0.57       $   0.56
                                                         ========       ========      ========       ========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                         Six Months Ended June 30, 2003
                    (Dollars In Thousands, Except Share Data)


                                                                     Accumulated
                                                                        Other
                                         Common         Retained     Comprehensive          Treasury
                                          Stock         Earnings     Income (Loss)            Stock             Total
                                          -----         --------     -------------            -----             -----
Balance at December 31, 2002             $7,584          $44,387            $3,013           ($700)           $54,284
     Comprehensive income:
         Net income                         ---            3,851               ---              ---             3,851
         Other comprehensive income         ---              ---             1,032              ---             1,032
                                                                                                              -------
     Total comprehensive income                                                                               $ 4,883
     Cash dividends ($0.10 per share)       ---            (694)               ---              ---             (694)
                                         ------          -------            ------           -----            -------
BALANCE AT JUNE 30, 2003                 $7,584          $47,544            $4,045           ($700)           $58,473
                                          =====           ======             =====           ======            ======



                         Six Months Ended June 30, 2004
                    (Dollars In Thousands, Except Share Data)


                                                                     Accumulated
                                                                         Other
                                         Common         Retained     Comprehensive         Treasury
                                          Stock         Earnings     Income (Loss)           Stock              Total
                                          -----         --------     -------------           -----              -----
Balance at December 31, 2003             $7,584          $50,560            $2,779           ($700)          $ 60,223
     Comprehensive income:
         Net income                         ---            3,970               ---              ---             3,970
         Other comprehensive income         ---              ---           (1,924)              ---           (1,924)
                                                                                                              -------
     Total comprehensive income                                                                                 2,046
     Cash dividends ($0.11 per share)       ---            (763)               ---              ---             (763)
                                         ------          -------           -------           -----            -------
BALANCE AT JUNE 30, 2004                 $7,584          $53,767           $   855           ($700)           $61,506
                                          =====           ======            ======           ======            ======


(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                   June 30,
                                                                                            -----------------------
                                                                                              2004           2003
                                                                                            --------       --------
                                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                             $  3,970       $  3,851
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                               200            650
         Depreciation of premises and equipment                                                  387            399
         Amortization of intangible assets                                                       137            137
         Gain on sale of AFS securities                                                          (55)             0
         Amortization of securities, net                                                         398            572
         Stock dividends on FHLB stock                                                          (145)          (106)
         Proceeds from sale of mortgage loans                                                 34,385         76,893
         Originations of mortgage loans held for sale                                        (34,224)       (75,935)
         Gain on sales of mortgage loans held for sale                                          (160)          (958)
         Gain on sale of fixed assets                                                              0            (38)
         Undistributed income of joint venture                                                  (199)          (171)
         (Increase) decrease in other assets                                                      (7)           123
         Increase in other liabilities                                                           648            383
                                                                                            --------       --------
Net cash provided by operating activities                                                      5,335          5,800
                                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                                59,359         37,152
     Purchases of securities available for sale                                              (76,021)       (31,533)
     Net increase in loans                                                                    (8,616)       (10,980)
     Purchases of premises and equipment                                                        (635)          (421)
     Proceeds from sales of premises and equipment                                                 0             38
     Bank Owned Life Insurance policies                                                            0         (5,000)
                                                                                            --------       --------
Net cash used in investing activities                                                        (25,913)       (10,744)
                                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                  8,174          3,170
     Net increase (decrease) in securities sold under repurchase agreements                    4,708           (314)
     Proceeds from advances on borrowed funds                                                 27,000         21,747
     Repayment of borrowed funds                                                             (16,597)       (22,510)
     Dividends paid                                                                             (763)          (694)
                                                                                            --------       --------
Net cash provided by financing activities                                                     22,522          1,399
                                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents                                           1,944         (3,545)
Cash and cash equivalents at beginning of period                                              35,767         56,089
                                                                                            --------       --------
Cash and cash equivalents at end of period                                                  $ 37,711       $ 52,544
                                                                                            --------       --------

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                           $  4,178       $  5,200
         Income taxes                                                                          1,135            677


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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc ("Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. ("Insurance Center"). All material intercompany transactions and balances are eliminated. Investment in United Financial Services, Inc., the Bank's 49.8% owned subsidiary, is accounted for under the equity method. Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2004 presentation.

NOTE 3:  Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                             (Dollars In Thousands)


                                                                      June 30, 2004
                                                                      -------------
                                                              Amortized Cost   Fair Value
                                                              --------------   ----------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                   $  3,001       $  2,952
Obligations of states and political subdivisions                   72,245         74,691
Mortgage-backed securities                                         74,218         73,079
Corporate notes                                                       901            902
                                                                 --------       --------
Total                                                            $150,365       $151,624
                                                                 ========       ========

                                                                     December 31, 2003
                                                                     -----------------
                                                                Amortized Cost    Fair Value
                                                                --------------    ----------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                     $ 13,663        $ 13,593
Obligations of states and political subdivisions                     70,357          74,743
Mortgage-backed securities                                           49,924          49,836
Corporate notes                                                         100             103
                                                                   --------        --------
Total                                                              $134,044        $138,275
                                                                   ========        ========

NOTE 4:  Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                             (Dollars In Thousands)


                                              June 30, 2004                     December 31, 2003
                                              -------------                     -----------------
                                                         Percent of                         Percent of
                                        Amount           Total Loans         Amount         Total Loans
                                        ------           -----------         ------         -----------
Commercial and Agricultural           $ 116,560             30.74%         $ 110,884            29.88%
Commercial Real Estate                  108,162             28.52%           109,469            29.49%
Residential Real Estate                 133,676             35.25%           129,212            34.82%
Consumer                                 18,192              4.80%            18,301             4.93%
Other                                     2,604              0.69%             3,259             0.88%
                                      ---------          --------          ---------         --------
Total                                 $ 379,194            100.00%         $ 371,125           100.00%
                                                         ========                            ========
Less:  Allowance for Loan Loss           (3,655)                              (3,999)
                                      ---------                            ---------
Net Loans                             $ 375,539                            $ 367,126
                                      =========                            =========

NOTE 5:  Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                                 For the Six    For the Six
                                                                 Months Ended   Months Ended
                                                                   June 30,       June 30,
                                                                    2004            2003
                                                                   -------         -------
                                                                    (Dollars In Thousands)

Balance at beginning of period - December 31, 2003 and 2002        $ 3,999         $ 3,384
Provision charged to expense                                           200             650
Charge-offs                                                           (599)           (231)
Recoveries                                                              55              57
                                                                   -------         -------
Balance at end of period                                           $ 3,655         $ 3,860
                                                                   =======         =======


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

NOTE 7:  Per Share Computations

Weighted average shares outstanding were 6,937,268 for the three and six months ended June 30, 2004 and 2003.


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

The Corporation's and the Bank's main office is located at 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin. The Bank has thirteen full service branch offices located in Francis Creek, St. Nazianz, Two Rivers, Mishicot, Manitowoc, Kiel, Newton, New Holstein, Plymouth, Bellevue, and Ashwaubenon, Wisconsin. The Bank has one limited service drive through and mini lobby facility at 4712 Expo Drive in Manitowoc. The Corporation's home page on the Internet is www.bankfirstnational.com. The Corporation's SEC filings are available through our website. The Corporation's web site content is for information purposes only, and it should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-Q.

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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)

                                          Three Months      Three Months       Six Months        Six Months
                                             Ended             Ended             Ended             Ended
                                            June 30,          June 30,          June 30,          June 30,
                                             2004              2003               2004              2003
                                           ---------         ---------         ---------         ---------
Net Income                                 $   1,823         $   1,950         $   3,970         $   3,851
Earnings Per Share -Basic & Diluted        $    0.26         $    0.29         $    0.57         $    0.56
Return on Average Assets                        1.23%             1.38%             1.35%             1.37%
Return on Average Equity                       11.77%            13.73%            13.09%            13.81%

Weighted average shares outstanding were 6,937,268 for the six months ended June 30, 2004 and 2003.

Net income for the three months ended June 30, 2004 was $1,823,000 compared to $1,950,000 for the three months ended June 30, 2003, a decrease of $127,000, or 6.5%. Interest income decreased $44,000 primarily as a result of a decrease in interest yields. Interest expense decreased $433,000 mainly as a result of a decrease in interest rates paid on deposits. Other income decreased $832,000. A further discussion of other income is located on page 14 in this report. Service charge income increased $59,000 while Insurance Center commissions increased $170,000. Securities were sold for a gain of $55,000. Loan servicing income decreased due to rate trends over the past six months. Gain on sales of mortgage loans decreased $437,000 over last year. As interest rates increase, the number of loans sold to the FNMA market has decreased dramatically. Other expenses increased $116,000. Earnings per share for the three months ended June 30, 2004 was $0.26 compared to $0.29 for the three months ended June 30, 2003.

Net income for the six months ended June 30, 2004 was $3,970,000 compared to $3,851,000 for the six months ended June 30, 2003, an increase of $119,000 or 3.09%. Interest income decreased $523,000. Interest expense decreased $1,009,000. Other income decreased $666,000. Other expense increased $153,000. Earnings per share for the six months ended June 30, 2004 was $0.57 compared to $0.56 for the six months ended June 30, 2003.

Table 1

Table 1 displays the average balances and average rates paid on all major deposit classifications for the periods indicated.


                        AVERAGE BALANCES, YIELD AND RATES


                                                     For the Three Months                       For the Three Months
                                                      Ended June 30, 2004                        Ended June 30, 2003
                                              Average         Income/     Yield/         Average        Income/     Yield/
                                              Balance         Expense       Rate         Balance        Expense       Rate
                                              -------         -------       ----         -------        -------       ----
                                                     (Dollars In Thousands)                     (Dollars In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 14,559          $   39      1.07%        $ 30,472         $   94      1.23%

Investment securities                         157,968           1,954      4.92%         140,252          1,739      4.93%
Loans                                         378,220           5,404      5.68%         350,176          5,584      6.34%
                                             --------          ------      ----         --------         ------      ----

Total interest-earning assets                 550,747           7,397      5.33%         520,900         $7,417      5.65%
Other assets                                   44,518                                     43,639
                                             --------                                   --------

Total Assets                                 $595,265                                   $564,539
                                             ========                                   ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $360,913          $1,562      1.72%        $352,751         $1,871      2.11%
Repurchase agreements                          53,008             264      1.98%          49,087            316      2.56%
Borrowings                                     41,283             266      2.56%          36,314            346      3.79%
                                             --------          ------      ----         --------         ------      ----

Total interest-bearing liabilities            455,204           2,092      1.83%        $438,152         $2,533      2.30%
Demand deposits                                71,161                                     62,567
Other liabilities                               6,934                                      7,019
                                             --------                                   --------
Total Liabilities                             533,299                                    507,738

SHAREHOLDERS' EQUITY                           61,967                                     56,801
                                             --------                                   --------

Total Liabilities and
Shareholders' Equity                         $595,265                                   $564,539
                                             ========                                   ========

Net interest income and
interest rate spread                                           $5,305      3.50%                         $4,884      3.35%
Net interest income as
a percent of earning assets (annualized)                                   3.82%                                     3.72%
                                                                           ====                                      ====

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

                        AVERAGE BALANCES, YIELD AND RATES

                                                        For the Six Months                       For the Six Months
                                                       Ended June 30, 2004                       Ended June 30, 2003
                                              Average         Income/     Yield/         Average        Income/     Yield/
                                              Balance         Expense       Rate         Balance        Expense       Rate
                                              -------         -------       ----         -------        -------       ----
                                                     (Dollars In Thousands)                     (Dollars In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold                           $ 16,369         $    82      1.00%        $  33,358        $   198      1.19%
Investment securities                         146,068           3,908      5.37%          133,096          3,662      5.52%
Loans                                         373,999          10,714      5.75%          346,518         11,307      6.54%
                                             --------         -------      ----          --------         ------      ----

Total interest-earning assets                 536,436          14,704      5.50%          512,972        $15,167      5.93%
Other assets                                   52,852                                      49,600
                                             --------                                    --------

Total Assets                                 $589,288                                    $562,572
                                             ========                                    ========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits                    $357,399         $ 3,071      1.72%         $351,971         $3,867      2.20%
Repurchase agreements                          53,245             525      1.98%           50,515            645      2.56%
Federal funds purchased                            21               0      0.00%                0              0      0.00%
Borrowings                                     41,210             595      2.90%           36,373            688      3.79%
                                             --------         -------      ----          --------         ------      ----

Total interest-bearing liabilities            451,875           4,191      1.85%         $438,859          5,200      2.38%
Demand deposits                                69,093                                      61,174

Other liabilities                               7,686                                       6,772
                                             --------                                    --------
Total Liabilities                             528,654                                     506,805

SHAREHOLDERS' EQUITY                           60,634                                      55,767
                                             --------                                    --------

Total Liabilities and
Shareholders' Equity                         $589,288                                    $562,572
                                             ========                                    ========

Net interest income and
interest rate spread                                         $ 10,513      3.64%                       $   9,967      3.55%
Net interest income as
a percent of earning assets (annualized)                                   3.93%                                      3.90%
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

                        RATE AND VOLUME VARIANCE ANALYSIS
                            BASED ON AVERAGE BALANCES
                                 (In thousands)


     TABLE 1A


                                                                      2004 compared to 2003
                                                                      ---------------------
                                                             Increase(Decrease) in Net Interest Income

                                                              Net             Due to            Due to
Interest earning assets:                                     Change            Rate             Volume
                                                             ------            ----             ------
Federal funds sold                                           $  (116)        $   (77)            (39)
Investment securities:
         US Treasury securities and obligations of US
         government agencies                                 $   108         $  (168)            276
         Tax exempt obligations of States
         and political subdivisions                          $    75         $  (226)            301
         All other investment securities                     $    63         $    44              19
                                                             -------         -------         -------
Total investment securities                                  $   246         $  (350)            596
Loans net of unearned income:
         Commercial loans                                    $    47         $(1,166)          1,213
         Mortgage loans                                      $  (518)        $  (995)            477
         Installment loans                                   $  (113)        $  (109)             (4)
         Other loans                                         $    (9)        $    (8)             (1)
                                                             -------         -------         -------
Total loans                                                  $  (593)        $(2,278)          1,685

TOTAL INTEREST EARNING ASSETS                                $  (463)        $(2,705)          2,242

Interest bearing liabilities:
         Savings deposits                                    $   (12)        $    (7)              4
         Market Plus accounts                                $   (50)        $   (69)             19
         Super NOW accounts                                  $   (53)        $   (52)             (1)
         Money market deposit accounts                       $   (11)        $   (11)             (0)
         Certificates of deposit and IRA deposits            $  (694)        $  (735)             41
         Repurchase agreements                               $  (120)        $  (180)             60
         Federal funds purchased                             $    (0)        $    (0)             --
         Borrowings                                          $   (93)        $  (244)            151
                                                             -------         -------         -------

TOTAL INTEREST BEARING LIABILITIES                           $(1,009)        $(1,284)            274

         Net Change in Net Interest Income                   $   546         $(1,421)          1,967

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The six months ended June 30, 2004 has been characterized by fairly stable interest rates.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003:  (SEE TABLE 1)

Net interest income (on a tax equivalent basis) for the three months ended June 30, 2004 increased by $421,000 or 8.6% compared to the three months ended June 30, 2003. Interest income decreased $20,000 primarily as a result of a decrease in yields. Total average loans increased from $350,176,000 for the second quarter of 2003 to $378,220,000 for the second quarter of 2004 while interest yield on loans decreased from 6.34% for the second quarter of 2003 to 5.68% for the second quarter of 2004. Average investment securities increased from $140,252,000 for the second quarter of 2003 to $157,968,000 for the second quarter of 2004. Interest expense decreased $441,000 primarily as a result of a decrease in interest rates paid. Total average interest-bearing deposits increased from $352,751,000 for the second quarter of 2003 to $360,913,000 for the second quarter of 2004 while interest rates paid on interest-bearing deposits decreased from 2.11% for the second quarter of 2003 to 1.72% for the second quarter of 2004. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.50% for the three months ended June 30, 2004, an increase of 15 basis points from the interest rate spread of 3.35% for the three months ended June 30, 2003.

Net interest margin for the three months ended June 30, 2004 was 3.82% compared with 3.72% for the three months ended June 30, 2003.

YTD 2004 COMPARED TO YTD 2003:  (SEE TABLE 1)

Net interest income (on a tax equivalent basis) for the six months ended June 30, 2004 increased by $559,000 or 5.61% compared to the six months ended June 30, 2003. Interest income decreased $546,000 as a result of a decrease in yields which was offset by an increase in volume. Total average loans increased to $373,999,000 for the first six months of 2004 from $346,518,000 for the first six months of 2003. Total average investment securities increased to $146,068,000 for the first six months of 2004 from $133,096,000 for the first six months of 2003. Interest yields fell on both loans and investment securities for the six months ended June 30, 2004. Interest expense decreased $1,009,000 due to a decrease in interest rates paid. Total average interest bearing deposits increased to $357,399,000 for the first six months of 2004 from $351,971,000 for the first six months of 2003, while interest rates paid on those deposits decreased to 1.72% in the first half of 2004 from 2.20% in the first half of 2003. The interest rate spread was 3.64% for the six months ended June 30, 2004, an increase of 9 basis points from the interest rate spread of 3.55% for the six months ended June 30, 2003.

Net interest margin for the six months ended June 30, 2004 was 3.93% compared with 3.90% for the six months ended June 30, 2003.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the six months ended June 30, 2004, the Bank charged $200,000 to expense for the provision for loan loss compared to $650,000 for the six months ended June 30, 2003.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of June 30, 2004 based on its most recent evaluation of these factors.

The loan volume trend factor is based on actual lending activity. The factor is used for calculating estimated losses that are believed to be inherently part of the loan portfolio but that have not yet been identified as specific problem credits. The current problem credits factor includes the exposure believed to exist for specifically identified problem loans determined on a loan-by-loan basis.

The following table shows the allocation of allowance for loan losses.

                     Allocation of Allowance for Loan Losses
                             (Dollars In Thousands)


                                                        June 30,      December 31,
                                                          2004           2003
                                                         ------         ------
Specific Problem Loans                                   $1,862         $2,262
Loan Type Allocation:
Commercial & Agricultural                                   737            950
Commercial Real Estate                                      107             87
Residential Real Estate                                     129             53
Consumer                                                    220            221
                                                         ------         ------
                                                          1,193          1,311
Unallocated                                                 600            426
                                                         ------         ------
Total Reserve                                            $3,655         $3,999
                                                         ======         ======

Ratio of allowance for loan losses to total loans          0.96%          1.08%

Specific problem loans includes the allocation of the allowance for specific problem credits. Loan type allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the specific problem loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories. Local economic concerns continue to affect the Bank's customers. These concerns are reflected in the changes shown in the allocation of allowance for loan losses. The ratio dropped slightly in the current period because of an overall improvement in loan quality.

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

Total nonperforming loans at June 30, 2004 were $2,221,000 a decrease of $1,057,000 from December 31, 2003. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                             (Dollars In Thousands)


                                                                   June 30,   December 31,
                                                                    2004         2003
                                                                   ------       ------
Nonaccrual loans                                                   $2,221       $3,272
Accruing loans past due 90 days or more                                 0            6
                                                                   ------       ------
Total nonperforming loans                                          $2,221       $3,278
Nonperforming loans as a percent of loans                            0.59%        0.88%
Ratio of the allowance for loan losses to nonperforming loans      165.00%      122.00%

OTHER INCOME
                                  Other Income
                             (Dollars In Thousands)


                                   Three Months  Three Months  Six Months    Six Months
                                       Ended         Ended        Ended         Ended
                                      June 30,      June 30,     June 30,      June 30,
                                        2004          2003         2004          2003
                                      -------       -------      -------       -------
Trust service fees                    $   157       $   147      $   314       $   281
Service charges                           430           371          762           720
Insurance Center commissions              609           439        1,101           849
Loan servicing income                    (412)          219          (36)          424
Income on equity investment               101            85          199           171
Gain on sales of  mortgage loans          100           537          160           958
Gain on sales of securities                55             0           55             0
Other                                     221           295          758           576
                                      -------       -------      -------       -------
Total other income                    $ 1,261       $ 2,093      $ 3,313       $ 3,979

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003:

Other income for the second quarter of 2004 was $1,261,000 compared to $2,093,000 for the second quarter of 2003, a decrease of $832,000 or 39.8%. Insurance Center commissions increased $170,000 due to increased volume. Mortgage servicing rights experienced a tremendous decrease during the quarter. Near record low interest rates early in the quarter caused a surge in refinancings. As a result, a significant drop in the average life calculation used to determine the value of mortgage servicing rights occurred. Gain on sales of mortgage loans decreased $437,000 or 81.4%. In 2003, mortgage loan volume and refinancings processed and sold to the FNMA secondary market were significant. As interest rates have increased over the quarter, the bank has seen a decrease in the number of loan applications.

YTD 2004 COMPARED TO YTD 2003:

Total other income for the six months ended June 30, 2004 was $3,313,000 compared to $3,979,000 for the six months ended June 30, 2003, a decrease of $666,000 or 16.7%. Insurance Center commissions increased $252,000 or 29.7% over last year, a result of increased volume. Mortgage servicing rights income decreased due to changes in the rate trends and average life calculations over the past six months. Gain on sales of mortgage loans decreased $798,000 as compared to 2003. Rate changes in the market affected the volume of loans sold to the FNMA secondary market. Other miscellaneous income saw an increase of $182,000 or 31.6% primarily due to the Insurance Center receiving significant contingency commission income as a result of lower than expected insurance claims.

OTHER EXPENSES

The following table shows other expenses.

                                 Other Expenses
                             (Dollars In Thousands)


                                                 Three Months    Three Months    Six Months    Six Months
                                                     Ended          Ended          Ended          Ended
                                                    June 30,       June 30,       June 30,       June 30,
                                                      2004           2003           2004           2003
                                                     ------         ------         ------         ------
Salaries, commissions, and employee benefits         $2,091         $1,994         $4,308         $4,192
Occupancy                                               417            236            855            477
Data processing                                         264            257            528            525
Postage, stationery and supplies                        124            140            250            296
Advertising                                              84             96            195            156
Outside service fees                                    127             98            365            226
Amortization of intangibles                              69             69            137            137
Other                                                   359            529            626          1,102
                                                     ------         ------         ------         ------
Total other expenses                                 $3,535         $3,419         $7,264         $7,111

SECOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003:

Other expenses for the second quarter of 2004 were $3,535,000 compared to $3,419,000 for the second quarter of 2003, an increase of $116,000, or 3.4%. Occupancy expense increased $181,000. This increase includes additional expenses associated with the opening of the new branch location on Expo Drive. Outside service fees include a pollution abatement accrual.

YTD 2004 COMPARED TO YTD 2003:

Other expenses for the first six months of 2004 were $7,264,000 compared to $7,111,000 for the first six months of 2003, an increase of $153,000 or 2.2%. Occupancy expenses increased in relation to a new branch opening in May of 2004. Outside service fees include a $115,000 expense for Sarbanes-Oxley internal control documentation requirements.

INCOME TAXES

The effective tax rate for the six months ended June 30, 2004 was 21.8% compared to 22.2% for the six months ended June 30, 2003. The decrease in effective tax rates in the period is the result of more tax exempt income as a percentage of total income.

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

BALANCE SHEET

JUNE 30, 2004 COMPARED TO DECEMBER 31, 2003

Assets
The Corporation's total assets increased from $582.0 million at December 31, 2003 to $607.2 million at June 30, 2004. Loans increased $8.4 million, a result of increases in commercial loans and mortgage loans. Securities increased $13.3 million to $151.6 million.

Liabilities
Deposits increased $8.2 million to $436.5 million at June 30, 2004 from $428.3 million at December 31, 2003. Securities increased $4.6 million while borrowed funds increased $10.4 million.

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

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk are as follows:

                                       Notional Amount
                                       ---------------
                                   June 30,      December 31,
                                     2004            2003
                                     ----             ----
                                    (Dollars In Thousands)
Commitments to extend credit        $83,101        $75,134
Credit card arrangements              5,816          2,510
Standby letters of credit             5,846          5,826

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

CAPITAL RESOURCES AND ADEQUACY

The Corporation's actual capital amounts and ratios at December 31, 2003 and June 30, 2004 are presented below:

                                     Capital
                    (Dollars In Thousands, Except Share Data)

                                                   June 30,          December 31,
                                                     2004                2003
                                                 -----------         -----------
Shareholders' Equity                             $    61,506         $    60,223
Total capital (to risk-weighted assets):
     Consolidated                                       13.3%               13.3%
     First National Bank in Manitowoc                   13.1%               13.1%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                       12.5%               12.3%
     First National Bank in Manitowoc                   12.2%               12.0%
Tier I capital (to average assets):
     Consolidated                                        8.8%                8.6%
     First National Bank in Manitowoc                    8.6%                8.4%

Dividends Per Share-This Quarter                 $     0.055         $     0.050
Dividends Per Share-Year to Date                       0.110               0.210

Earnings Per Share-This Quarter                  $     0.260         $     0.270
Earnings Per Share-Year to Date                        0.570               0.560

Dividend Payout Ratio-This Quarter                     19.75%              18.52%
Dividend Payout Ratio-Year to Date                     19.22%              19.09%

Total shareholders' equity increased $1.3 million from $60.2 million at December 31, 2003 to $61.5 million at June 30, 2004. Net income for the six month period ending June 30, 2004 was $4.0 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2004 and December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2004, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 12.2% and 12.5%, respectively. As of June 30, 2004, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 13.1% and 13.3%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of June 30, 2004, the Bank's and the Corporation's leverage capital ratio was 8.6% and 8.8%, respectively.

As of June 30, 2004 and December 31, 2003, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since such notifications that management believes have changed the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88 and 106," which was effective for the fourth quarter of 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans and these disclosures are included in Note 14 to the Corporation's December 31, 2003 Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K.

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

FINANCIAL STATEMENT DISCLOSURES

Commitments to sell residential mortgage loans to FNMA and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which is not material at this time. Commitments outstanding at June 30, 2004 were $5,348,650.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's management is aware of no material change to the market risk position from that disclosed as of December 31, 2003 in the Corporation's 2003 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management. The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 [the "Act"]) as of June 30, 2004. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of June 30, 2004, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

For the quarter ended June 30, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          FIRST MANITOWOC BANCORP, INC.
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Corporation is involved in various legal matters arising in the normal course of its business. While the ultimate outcome of these various legal matters cannot be predicted with certainty, it is the opinion of management in consultation with legal counsel, that the resolution of these legal actions will not have a material effect on the Corporation's consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)    The Corporation's Annual Meeting of Shareholders was held on April 19,
      2004.

b)    Not Applicable.

c) The only matter voted upon was the election of three directors for terms expiring in 2007. The results are as follows:

     Election of Directors         For               Against or Withheld
     ---------------------         ---               -------------------
     John C. Miller              4,765,317                  326,819
     John E. Nordstrom           4,756,289                  335,847
     John J. Zimmer              4,767,177                  324,959

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

    Exhibit Number              Exhibit Descriptions
    --------------              --------------------

         (3)(1)           Articles of Incorporation of First Manitowoc Bancorp,
                          Inc., incorporated by reference to Exhibit (3)(1) to the issuer's registration statement on Form 10 filed with the SEC on May 5, 1999. Amendment filed as Exhibit (3)(2) to the issuer's quarterly report on Form 10-Q, filed with the SEC on August 14, 2000.

         (3)(2)           Amended and Restated Bylaws of First Manitowoc
                          Bancorp, Inc., incorporated by reference to Exhibit
                          (3)(2) to the issuer's Annual Report on Form 10-K, filed with the SEC on March 18, 2003.

         31.1             Certification of Thomas J. Bare pursuant to Rule
                          13a-14(a) or 15(d)-14(a)

         31.2             Certification of Paul H. Wojta pursuant to Rule
                          13a-14(a) or 15(d)-14(a)

         32.1             Section 1350 Certification of Thomas J. Bare

         32.2             Section 1350 Certification of Paul H. Wojta

b)       Reports on Form 8-K:

         There were no reports on Form 8-K filed for the quarter ended June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  FIRST MANITOWOC BANCORP, INC.
                                  (Registrant)



Date:    August 10, 2004          /s/ Thomas J. Bare
                                  ------------------
                                  Thomas J. Bare
                                  Chief Executive Officer

Date:    August 10, 2004          /s/ Paul H. Wojta
                                  -----------------
                                  Paul H. Wojta
                                  Chief Financial Officer