Form 10-Q
period 2004-09-30
FIRST MANITOWOC BANCORP INC
filed 2004-11-09
CIK 719495

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2004
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   ---------------------  ----------------------

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

                                 Yes X   No
                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes X   No
                                    ---     ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 2004, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------


PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited):
                    Consolidated Statements of Financial Condition -
                    September 30, 2004 and December 31, 2003                 1

                    Consolidated Statements of Income -
                    Three and Nine Months Ended September 30, 2004
                    and 2003                                                 2

                    Consolidated Statements of Changes in
                    Stockholders' Equity
                    Nine Months Ended September 30, 2004 and 2003            3

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2004 and 2003            4

                    Notes to Consolidated Financial Statements               5

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7

            Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk                                       17

            Item 4. Controls and Procedures                                 18

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                       18

            Item 6. Exhibits                                                18

Signatures                                                                  19

Exhibit Index                                                               20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                  September 30,  December 31,
                                                           2004          2003
                                             (In Thousands, Except Share Data)

ASSETS

Cash and due from banks                                $ 13,015       $ 16,355
Interest-bearing deposits                                 2,473          7,979
Federal funds sold                                       11,645         11,433
                                                       --------      ---------
Cash and cash equivalents                                27,133         35,767
Securities available for sale, at fair value            157,761        138,275
Other investments (at cost)                               5,267          5,052
Loans, net                                              379,528        367,126
Premises and equipment                                    8,861          8,608
Goodwill                                                  8,968          8,968
Intangible assets                                         1,838          2,117
Cash surrender value of life insurance                   11,574         11,244
Other assets                                              5,823          4,796
                                                       --------      ---------
Total Assets                                           $606,753       $581,953
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                               $431,027       $428,284
Securities sold under repurchase agreements              61,541         55,359
Borrowed funds                                           41,926         31,910
Other liabilities                                         7,290          6,177
                                                      ---------      ---------
Total liabilities                                       541,784        521,730
                                                        -------        -------
Shareholders' equity:
      Common stock, $1.00 par value; authorized
        10,000,000 shares; issued 7,583,628 shares        7,584          7,584
      Retained earnings                                  55,410         50,560
      Accumulated other comprehensive income              2,675          2,779
Treasury stock at cost--646,360 shares                     (700)          (700)
                                                     ----------    -----------
Total shareholders' equity                               64,969         60,223
                                                      ---------   ------------
Total Liabilities and Shareholders' Equity             $606,753       $581,953
                                                        =======       ========


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           2004      2003        2004     2003
                                           ----      ----        ----     ----
                                            (In Thousands, Except Share Data)


Interest/Dividend income:
   Loans, including fees               $  5,609  $  5,331     $16,057  $16,381
   Federal funds sold                        59        58         141      256
   Securities:
     Taxable                                646       364       1,762    1,406
     Tax exempt                             866       796       2,468    2,348
   Other                                     71        42         226      126
                                      --------- ---------    -------- --------
     Total interest/dividend income       7,251     6,591      20,654   20,517
                                        -------   -------      ------   ------
Interest expense:
   Deposits                               1,651     1,662       4,709    5,529
   Securities sold under repurchase
    agreements                              317       308         841      953
   Borrowed funds                           276       324         885    1,012
                                       --------  --------    --------  -------
    Total interest expense                2,244     2,294       6,435    7,494
                                       --------  --------    --------  -------
Net interest income                       5,007     4,297      14,219   13,023
Provision for loan losses                   150       300         350      950
                                       --------  --------    -------- --------
Net interest income after
 provision for loan losses                4,857     3,997      13,869   12,073
                                       --------    ------    --------   ------
Other income:
   Trust service fees                       137       115         451      396
   Service charges                          352       413       1,114    1,133
   Insurance Center commissions             571       414       1,672    1,263
   Loan servicing income                    354       213         318      637
   Income on equity investment              104        96         303      267
   Gain on sales of mortgage loans           37       802         197    1,760
   Gain (loss) on sales of securities      (12)       ---          43      ---
   Other                                    162       289         920      865
                                         ------   -------      ------ --------
     Total other income                   1,705     2,342       5,018    6,321
                                          -----    ------       -----  -------
Other expenses:
   Salaries, commissions, and
     employee benefits                    2,215     2,173       6,523    6,365
   Occupancy                                424       223       1,279      700
   Data processing                          270       267         798      792
   Postage, stationery and supplies         103       132         353      428
   Advertising                               58        84         253      240
   Outside service fees                     257       167         622      393
   Amortization of intangibles               56        68         193      205
   Other                                    385       589       1,011    1,691
                                       --------    ------     -------    -----
     Total other expenses                 3,768     3,703      11,032   10,814
                                       -------    -------      ------   ------
Income before provision for
  income taxes                            2,794     2,636       7,855    7,580

Provision for income taxes                  769       595       1,860    1,688
                                        -------  --------     -------  -------
Net Income                              $ 2,025   $ 2,041     $ 5,995  $ 5,892
                                         ======    ======      ======   ======

Earnings per share: basic and diluted   $  0.29   $  0.29     $  0.86  $  0.85
                                        =======   =======     =======  =======


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                      Nine Months Ended September 30, 2003
                        (In Thousands, Except Share Data)


                                                 Accumulated
                                                       Other
                          Common    Retained   Comprehensive   Treasury
                           Stock    Earnings   Income (Loss)      Stock   Total
--------------------------------------------------------------------------------


Balance at December 31,
   2002                   $7,584     $44,387       $3,013        ($700) $54,284
   Comprehensive income:
      Net income             ---       5,892          ---          ---    5,892
      Other comprehensive
       loss                  ---         ---         (350)         ---     (350)
                                                                       ---------
   Total comprehensive income                                             5,542
   Cash dividends
    ($0.15 per share)        ---      (1,040)         ---          ---   (1,040)
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30,
   2003                   $7,584     $49,239       $2,663        ($700) $58,786
                          ======     =======       ======        =====  =======




                      Nine Months Ended September 30, 2004
                        (In Thousands, Except Share Data)



                                                  Accumulated
                                                        Other
                          Common    Retained    Comprehensive   Treasury
                           Stock    Earnings    Income (Loss)      Stock    Total
--------------------------------------------------------------------------------

Balance at December 31,
  2003                    $7,584     $50,560        $2,779        ($700)   $60,223
   Comprehensive income:
      Net income             ---       5,995          ---           ---      5,995
      Other comprehensive
       income                ---         ---          (104)         ---       (104)
                                                                           -------
   Total comprehensive income                                              $ 5,891
   Cash dividends
     ($0.165 per share)      ---      (1,145)          ---          ---     (1,145)
--------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30,
  2004                    $7,584     $55,410        $2,675        ($700)   $64,969
                          ======     =======        ======        ======   =======


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                               ------------
                                                              2004        2003
                                                              ----        ----
                                                                (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $5,995      $5,892
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                                350         950
      Depreciation of premises and equipment                   604         604
      Amortization of intangible assets                        194         206
      Gain on sale of AFS securities                           (43)          0
      Amortization of securities, net                          604         859
      Stock dividends on FHLB stock                           (215)       (147)
      Proceeds from sale of mortgage loans                  43,915     126,109
      Originations of mortgage loans held for sale         (43,718)   (124,330)
      Gain on sales of mortgage loans held for sale           (197)     (1,760)
      Gain on sale of fixed assets                               0         (38)
      Undistributed income of joint venture                   (303)       (267)
      Increase in other assets                                (888)        (57)
      Increase in other liabilities                          1,113         494
                                                         ----------    -------
Net cash provided by operating activities                    7,411       8,515
                                                         ----------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from maturities of securities
     available for sale                                   64,234        54,063
   Purchases of securities available for sale            (84,466)      (51,834)
   Net increase in loans                                 (12,752)      (20,753)
   Purchases of premises and equipment                      (857)         (639)
   Proceeds from sales of premises and equipment               0            38
   Bank Owned Life insurance policies                          0        (5,000)
   Purchased FHLB Stock                                        0        (2,000)
                                                         ----------------------
Net cash used in investing activities                    (33,841)      (26,125)
                                                         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                2,743         1,631
   Net increase (decrease) in securities sold
    under repurchase agreements                            6,182        (1,886)
   Proceeds from advances on borrowed funds               26,629        21,747
   Repayment of borrowed funds                           (16,613)      (28,764)
   Dividends paid                                         (1,145)       (1,040)
                                                        --------      --------
Net cash provided by (used in) financing activities       17,796        (8,312)
                                                        --------      --------
Net decrease in cash and cash equivalents                 (8,634)      (25,922)
Cash and cash equivalents at beginning of period          35,767        56,089
                                                        --------      --------
Cash and cash equivalents at end of period               $27,133       $30,167
                                                         -------    ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                            $6,192       $ 7,493
      Income taxes                                         1,518         1,292


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

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corp. and Insurance Center of Manitowoc, Inc. (the "Insurance Center"). All material intercompany transactions and balances are eliminated. Investment in United Financial Services, Inc., the Bank's 49.8% owned subsidiary, is accounted for under the equity method. Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2004 presentation.

NOTE 3: Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)


                                                      September 30, 2004
                                               -------------------------------
                                               Amortized Cost       Fair Value
------------------------------------------------------------------------------

U.S. Treasury securities and obligations
   of U.S. Government corporations and
   agencies                                       $  2,988            $  2,958
Obligations of states and political subdivisions    77,554              81,814
Mortgage-backed securities                          73,070              72,885
Corporate notes                                        101                 104
                                                ----------           ---------
Total                                             $153,713            $157,761
                                                  ========            ========




                                                      December 31, 2003
                                               -------------------------------
                                               Amortized Cost       Fair Value
------------------------------------------------------------------------------


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
                                                 ========             ========



NOTE 4: Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                             (Dollars In Thousands)



                                  September 30, 2004      December 31, 2003
                                  ------------------      -----------------
                                          Percent of             Percent of
                                 Amount  Total Loans    Amount  Total Loans
--------------------------------------------------------------------------

Commercial and Agricultural    $114,587      29.90%   $110,884      29.88%
Commercial Real Estate          110,594      28.85%    109,469      29.49%
Residential Real Estate         137,708      35.93%    129,212      34.82%
Consumer                         17,857       4.66%     18,301       4.93%
Other                             2,531       0.66%      3,259       0.88%
                               --------     -------   --------     -------
Total                          $383,277     100.00%   $371,125     100.00%
                                            =======                =======
Less: Allowance for Loan Loss    (3,749)                (3,999)
                               --------               --------
Net Loans                      $379,528               $367,126
                                =======                =======

NOTE 5: Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:


--------------------------------------------------------------------------------
                                                      For the Nine   For the Nine
                                                      Months Ended   Months Ended
                                                     September 30,  September 30,
                                                              2004           2003
                                                     ----------------------------
                                                            (In Thousands)


Balance at beginning of period -
 December 31, 2003 and 2002                                $3,999          $3,384
Provision charged to expense                                  350             950
Charge-offs                                                  (684)           (402)
Recoveries                                                     84              85
                                                           -------         ------
Balance at end of period                                   $3,749          $4,017
                                                           =======         ======


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

NOTE 7: Per Share Computations

Weighted average shares outstanding were 6,937,268 for the three and nine months ended September 30, 2004 and 2003.

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

FORWARD LOOKING INFORMATION

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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)


----------------------------------------------------------------------------------------------
                            Three Months   Three Months             Nine Months    Nine Months
                                   Ended          Ended                   Ended          Ended
                           September 30,  September 30,           September 30,  September 30,
                                    2004           2003                    2004           2003
----------------------------------------------------------------------------------------------

Net Income                        $2,025         $2,041                  $5,995         $5,892

Earnings Per Share -
 Basic & Diluted                  $ 0.29         $ 0.29                  $ 0.86         $ 0.85

Return on Average Assets            1.33%          1.44%                   1.34%          1.39%

Return on Average Equity           12.81%         14.10%                  12.77%         13.90%
-----------------------------------------------------------------------------------------------

Weighted average shares outstanding were 6,937,268 for the nine months ended September 30, 2004 and 2003.

Quarter Overview: The Corporation's net income for the three months ended September 30, 2004 was $2,025,000 or $0.29 per basic and diluted share compared to $2,041,000 or $0.29 for the same period last year. These amounts represented a return on average assets of 1.33% and 1.44%, respectively, and a return on average equity of 12.81% and 14.10%, respectively. Net income decreased $16,000 or 0.8% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. An $860,000 increase in net interest income was offset by a $637,000 decrease in other income and increases of $65,000 in other expenses and $174,000 in the provision for income taxes.

Nine month Overview: The Corporation's net income for the nine months ended September 30, 2004 was $5,995,000 or $0.86 per basic and diluted share compared to $5,892,000 or $0.85 for the same period last year. These amounts represented a return on average assets of 1.34% and 1.39%, respectively, and a return on average equity of 12.77% and 13.90%, respectively. The increase of $103,000 in net income for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was attributable to a $1,196,000 increase in net interest income and a $600,000 decrease in provision for loan losses which was largely offset by a $1,303,000 decrease in other income and increases of $218,000 in other expenses and $172,000 in the provision for income taxes.

The following tables and narrative on pages 13 through 16 discuss changes in the components of net income during the three and nine month periods ended September 30, 2004 and 2003.

TABLE 1

Table 1 displays the average balances and average rates paid on all major deposit classifications for the periods indicated.

                        AVERAGE BALANCES, YIELD AND RATES



                               For the Three Months                For the Three Months
                             Ended September 30, 2004            Ended September 30, 2003
                             Average   Income/  Yield/           Average   Income/  Yield/
                             Balance   Expense    Rate           Balance   Expense    Rate
                             -------------------------------------------------------------
                             (Dollars In Thousands)               (Dollars In Thousands)

ASSETS
Interest-earning assets:

Federal funds sold          $ 16,231    $   59   1.45%         $  23,120    $    57   0.98%
Investment securities        163,761     2,141   5.20%           140,310      1,713   4.86%
Loans                        381,245     5,746   6.00%           357,431      5,470   6.09%
                             -------     -----   -----           -------      -----   -----
Total interest-earning
  assets                     561,237    $7,946   5.62%           520,861     $7,240   5.51%
Other assets                  44,629                              44,373
                             -------                             -------
Total Assets                $605,866                            $565,234
                             =======                             =======

LIABILITIES
Interest-bearing liabilities:

Interest-bearing deposits   $362,959    $1,651   1.81%          $348,290     $1,662   1.90%
Repurchase agreements         58,396       317   2.16%            49,485        308   2.48%
Borrowings                    41,231       276   2.66%            33,198        324   3.89%
                            --------    ------   -----          --------     ------   -----
Total interest-bearing
 liabilities                $462,586    $2,244   1.93%          $430,973     $2,294   2.12%
Demand deposits               73,265                              69,439
Other liabilities              7,052                               6,902
                            --------                            --------
Total Liabilities            542,903                             507,314

SHAREHOLDERS' EQUITY          62,963                              57,920
                            --------                            --------

Total Liabilities and
Shareholders' Equity        $605,866                            $565,234
                             =======                             =======

Net interest income and
interest rate spread                    $5,702   3.69%                       $4,946   3.40%
Net interest income as
a percent of earning assets (annualized)         4.03%                                3.77%
                                                 =====                                =====


Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

                        AVERAGE BALANCES, YIELD AND RATES


                               For the Nine Months                  For the Nine Months
                             Ended September 30, 2004            Ended September 30, 2003
                             Average  Income/  Yield/           Average   Income/  Yield/
                             Balance  Expense    Rate           Balance   Expense    Rate
                             -------------------------------------------------------------
                              (Dollars In Thousands)              (Dollars In Thousands)

ASSETS
Interest-earning assets:

Federal funds sold          $ 16,324   $   141   1.15%          $ 29,915  $    255   1.14%
Investment securities        158,053     6,046   5.11%           141,019     5,377   5.10%
Loans                        376,617    16,462   5.84%           350,197    16,775   6.40%
                             -------    ------   -----           -------    ------   -----
Total interest-earning
 assets                      550,994   $22,649   5.50%           521,131   $22,407   5.75%
Other assets                  43,853                              42,357
                            --------                            --------
Total Assets                $594,847                            $563,488
                             =======                             =======

LIABILITIES
Interest-bearing liabilities:

Interest-bearing deposits   $359,273    $4,709   1.75%         $350,737     $5,529   2.11%
Repurchase agreements         54,975       841   2.05%           50,168        953   2.54%
Federal funds purchased           14       ---    ---               ---        ---    ---
Borrowings                    41,217       885   2.87%           35,309      1,012   3.83%
                            --------    ------   -----         --------     ------   -----
Total interest-bearing
 liabilities                $455,479    $6,435   1.89%         $436,214     $7,494   2.30%
Demand deposits               70,491                             63,954
Other liabilities              6,806                              6,818
                            --------                           --------
Total Liabilities            532,776                            506,986

SHAREHOLDERS' EQUITY          62,071                             56,502
                            --------                           --------

Total Liabilities and
Shareholders' Equity        $594,847                           $563,488
                             =======                           ========

Net interest income and
interest rate spread                   $16,214   3.61%                     $14,913   3.45%
Net interest income as
a percent of earning assets (annualized)         3.93%                               3.83%
                                                 =====                               =====


Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

Table 1A sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated.

                       RATE AND VO LUME VARIANCE ANALYSIS
                            BASED ON AVERAGE BALANCES
                  For the nine months ended September 30, 2004
                                 (In thousands)

TABLE 1A


                                               2004 compared to 2003
                                      Increase(Decrease) in Net Interest Income
                                      Net             Due to           Due to
 Interest earning assets:           Change             Rate            Volume
                                    ------            ------           ------


 Federal funds sold                 $  (114)         $   (78)          $  (36)
 Investment securities:
      US Treasury securities
       and obligations of
       US government agencies       $   392          $  (137)          $  529
      Tax exempt obligations
       of States and political
       subdivisions                 $   183          $  (306)          $  489
      All other investment
       securities                   $    94          $    91           $    3
                                    -------          -------           ------
 Total investment securities        $   669          $  (352)          $1,021
 Loans net of unearned income:
      Commercial loans              $   354          $(1,945)          $2,299
      Mortgage loans                $  (493)         $  (640)          $  147
      Installment loans             $  (161)         $  (156)          $   (5)
      Other loans                   $   (13)         $   (12)          $   (1)
                                    -------          -------           ------
 Total loans                        $  (313)         $(2,753)          $2,440

 TOTAL INTEREST EARNING ASSETS$         242          $(3,184)          $3,426

 Interest bearing liabilities:
      Savings deposits              $     6          $    (2)          $    8
      Market Plus accounts          $     6          $   (24)          $   30
      Super NOW accounts            $   (43)         $   (46)          $    3
      Money market deposit
       accounts                     $     7          $     7           $    0
      Certificates of deposit
       and IRA deposit              $  (796)         $  (925)          $  129
      Repurchase agreements         $  (112)         $  (269)          $  157
      Federal funds purchased       $     -          $     -           $    -
      Borrowings                    $  (127)         $  (399)          $  272
                                    -------          -------           ------

 TOTAL INTEREST BEARING
   LIABILITIES                      $(1,059)         $(1,657)          $  598

      Net Change in Net
       Interest Income              $ 1,301          $(1,527)          $2,828



NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The nine months ended September 30, 2004 has been characterized by stable interest rates through June 2004 and increasing interest rates beginning in July 2004.

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003:

Net interest income (on a tax equivalent basis) for the three months ended September 30, 2004 increased by $765,000 or 15.5% compared to the three months ended September 30, 2003. Interest income increased $706,000 while interest expense decreased $59,000. Total average loans increased from $357,431,000 for the third quarter of 2003 to $381,245,000 for the third quarter of 2004 while interest yield on loans decreased from 6.09% for the third quarter of 2003 to 6.00% for the third quarter of 2004. Average investment securities increased from $140,310,000 for the third quarter of 2003 to $163,761,000 for the third quarter of 2004. Total average interest-bearing deposits increased from $430,973,000 for the third quarter of 2003 to $462,586,000 for the third quarter of 2004 while interest rates paid on interest-bearing deposits decreased from 2.12% for the third quarter of 2003 to 1.92% for the third quarter of 2004. The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.70% for the three months ended September 30, 2004, an increase of 31 basis points from the interest rate spread of 3.39% for the three months ended September 30, 2003.

Net interest margin for the three months ended September 30, 2004 was 4.04% compared with 3.77% for the three months ended September 30, 2003.

YTD 2004 COMPARED TO YTD 2003:

Net interest income (on a tax equivalent basis) for the nine months ended September 30, 2004 increased by $1,321,000 or 8.90% compared to the nine months ended September 30, 2003. Interest income increased $242,000. Total average loans increased to $376,617,000 for the first nine months of 2004 from $350,197,000 for the first nine months of 2003. Total average investment securities increased to $158,053,000 for the first nine months of 2004 from $141,019,000 for the first nine months of 2003. Interest yields fell on loans. Interest expense decreased $1,079,000 due to a decrease in interest rates paid. Total average interest bearing deposits increased to $455,479,000 for the first nine months of 2004 from $436,214,000 for the first nine months of 2003, while interest rates paid on those deposits decreased to 1.88% in 2004 from 2.30% in 2003. The interest rate spread was 3.62% for the nine months ended September 30, 2004, an increase of 17 basis points from the interest rate spread of 3.45% for the nine months ended September 30, 2003.

As shown in the rate/volume variance analysis in Table 1A, changes in net interest income due to a decrease in interest rates resulted in a $1,508,000 decrease in taxable equivalent net interest income while changes due to volume resulted in a $2,829,000 increase in taxable equivalent net interest income. Interest expense for certificates of deposit/IRA deposits had a net decrease of $795,000 primarily due to a decrease in interest rates. Interest income for investment securities had a net increase of $669,000 primarily due to volume while interest income for mortgage loans had a net decrease of $493,000 primarily due to rates.

Net interest margin for the nine months ended September 30, 2004 was 3.94% compared with 3.83% for the nine months ended September 30, 2003.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the nine months ended September 30, 2004, the Bank charged $350,000 to expense for the provision for loan loss compared to $950,000 for the nine months ended September 30, 2003.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and non-accruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of September 30, 2004 based on its most recent evaluation of these factors.

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

                     Allocation of Allowance for Loan Losses
                             (Dollars In Thousands)

--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2004             2003
--------------------------------------------------------------------------------

Specific Problem Loans                                $1,969            $2,262
Loan Type Allocation:
Commercial & Agricultural                                790               950
Commercial Real Estate                                   108                87
Residential Real Estate                                  108                53
Consumer                                                 187               221
                                                      ------         ----------
                                                       1,193             1,311
Unallocated                                              587               426
                                                      ------            ------
Total Reserve                                         $3,749            $3,999
                                                       =====             =====

Ratio of allowance for loan losses to total loans       0.98%             1.08%
--------------------------------------------------------------------------------


The category Specific Problem Loans includes an allocation of the allowance for Specific Problem Credits. Loan type allocation includes the factor of loan volume trends, with management's goal for this factor to maintain an adequate loan loss reserve for outstanding loans less the specifically identified current problem credits. The allocation of the allowance among the various loan types is based on the average proportion of the loan types that make up the Specific Problem Loans. The unallocated portion of the allowance consists of the other factors included in the analysis because those factors cannot be tied to specific loans or loan categories. Local economic concerns continue to affect the Bank's customers. These concerns are reflected in the changes shown in the allocation of allowance for loan losses.

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

Total nonperforming loans at September 30, 2004 were $2,612,000, a decrease of $666,000 from December 31, 2003. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                             (Dollars In Thousands)


--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                      2004              2003
--------------------------------------------------------------------------------

Nonaccrual loans                                      $2,417            $3,272
Accruing loans past due 90 days or more                  195                 6
                                                   ---------         ---------
Total nonperforming loans                             $2,612            $3,278
Nonperforming loans as a percent of loans              0.68%             0.88%
Ratio of the allowance for loan losses to
 nonperforming loans                                 143.53%           122.00%
--------------------------------------------------------------------------------

OTHER INCOME

                                  Other Income
                                 (In Thousands)


-----------------------------------------------------------------------------------------
                              Three Months   Three Months     Nine Months     Nine Months
                                     Ended          Ended           Ended           Ended
                             September 30,  September 30,   September 30,   September 30,
                                      2004           2003            2004            2003
------------------------------------------------------------------------------------------

Trust service fees                 $   137        $   115          $  451          $  396
Service charges                        352            413           1,114           1,133
Insurance Center commissions           571            414           1,672           1,263
Loan servicing income                  354            213             318             637
Income on equity investment            104             96             303             267
Gain on sales of  mortgage loans        37            802             197           1,760
Gain (loss) on sale of securities      (12)             0              43               0
Other                                  162            289             920             865
                                    ------         ------         -------          ------
Total other income                  $1,705         $2,342          $5,018          $6,321
-----------------------------------------------------------------------------------------


THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003:

Other income for the third quarter of 2004 was $1,705,000 compared to $2,342,000 for the third quarter of 2003, a decrease of $637,000 or 27.2%. Loan servicing income increased $141,000 or 66.2% over last year. Other income for the third quarter of 2004 includes a mortgage servicing rights accrual of $224,000 compared to $7,700 for the third quarter of 2003. The increase was due to the extension of the weighted average life of the FNMA secondary market loan portfolio during the quarter. However, gain on sales of mortgage loans sold to the secondary market decreased $765,000 for the third quarter of 2004 compared to the third quarter of 2003. Notably lower revenue from significantly lower refinancing activity occurred throughout the industry. A related decrease in closing fees collected for these loans accounts for the decrease in service charge income. Insurance Center commissions increased $157,000 or 37.9% due to increased volume. Other miscellaneous income decreased $127,000.

YTD 2004 COMPARED TO YTD 2003:

Total other income for the nine months ended September 30, 2004 was $5,018,000 compared to $6,321,000 for the nine months ended September 30, 2003, a decrease of $1,303,000 or 20.6%. Trust service fees increased $55,000. Insurance Center commissions increased $409,000 or 32.4% over last year, a result of increased volume. The Insurance Center also received significant contingency commission income as a result of lower than expected insurance claims. Mortgage serving rights income decreased $319,000 or 50.1% while gain on sales of mortgage loans decreased $1,563,000 or 88.8% from the same period last year. Increased interest rates in 2004 from 2003's historically low levels caused the decline in mortgage loan volume from the previous year.

OTHER EXPENSES

                                 Other Expenses
                                 (In Thousands)

------------------------------------------------------------------------------------------
                              Three Months    Three Months     Nine Months     Nine Months
                                     Ended           Ended           Ended           Ended
                             September 30,   September 30,    September 30,  September 30,
                                      2004            2003            2004            2003
------------------------------------------------------------------------------------------

Salaries, commissions, and
  employee benefits                 $2,215          $2,173          $6,523         $6,365
Occupancy                              424             223           1,279            700
Data processing                        270             267             798            792
Postage, stationery and
 supplies                              103             132             353            428
Advertising                             58              84             253            240
Outside service fees                   257             167             622            393
Amortization of intangibles             56              68             193            205
Other                                  385             589           1,011          1,691
                                    ------          ------         -------        -------
Total other expenses                $3,768          $3,703         $11,032        $10,814
-----------------------------------------------------------------------------------------



THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003:

Other expenses for the third quarter of 2004 were $3,768,000 compared to $3,703,000, an increase of $65,000. Occupancy expense increased $201,000 mainly due to additional expenses associated with the opening of the Bank's new branch location. Outside service fees include additional expense for Sarbanes-Oxley internal control documentation requirements. Other miscellaneous expenses decreased $204,000 from last year.

YTD 2004 COMPARED TO YTD 2003:

Other expenses for the first nine months of 2004 were $11,032,000 compared to $10,814,000 for the first nine months of 2003, an increase of $218,000. Occupancy expense increased $579,000 as a result of the opening of the Bank's new branch location on Expo Drive in Manitowoc in May of 2004. Outside service fees included a pollution abatement accrual and $241,000 for Sarbanes-Oxley internal control documentation requirements.

INCOME TAXES

The Corporation's effective tax rate for the nine months ended September 30, 2004 was 23.7% compared to 22.3% for the nine months ended September 30, 2003.

The Bank maintains FNBM Investment Corp. ("FNBM Investment"), a Nevada company, as a wholly-owned subsidiary engaged in investment activities. As a Nevada company not conducting activities in Wisconsin, FNBM Investment has not been subject to taxation in Wisconsin since its formation in 1993. The State of Nevada does not currently impose a corporate income tax.

Although the earnings of FNBM Investment are not currently subject to tax in Wisconsin, from time-to-time legislation has been proposed which, if adopted, would (i) require combined income tax returns for entities headquartered in this state, and (ii) result in taxation of FNBM Investments' earnings. To date, none of these legislative proposals have been adopted. Within the past 18 months, the Wisconsin Department of Revenue ("WDR") has increased its examinations of banking entities and is proposing that income of out-of-state investment subsidiaries, like FNBM Investment, be allocated to their parent banks. Indeed, in 2003 the WDR began a large number of examinations aimed at the relationship of financial institutions, including the Bank, with their investment subsidiaries. As a result of the WDR examination, the Bank agreed to extend the applicable statute of limitations for its taxable years 1997 through 2004. The WDR is now taking the position that some or all investment subsidiary income is allocable to the parent banks and taxable in Wisconsin. The WDR has written to all affected Wisconsin banks, indicating a willingness to discuss settlements. While the WDR has indicated settlement terms would depend on individual situations, their letter also indicated that settlement payments would be less than the full amount of the tax that could be assessed, that interest and possibly penalties would be based on the actual settlement amount, and that some limited future use of investment subsidiaries may be permitted. The WDR letter noted that a number of banks have agreed to settlements. Management believes the Bank, as well as FNBM Investment, has complied with the tax rules relating to the income of out-of-state subsidiaries and with the private ruling issued to the Bank by WDR in 1998 in connection with its formation and operation of FNBM Investment. The WDR examination has not yet resulted in any assessment against the Bank. The Bank would oppose an assessment, if any, and believes that it has strong legal and equitable defenses. At this time, management cannot estimate with any degree of certainty what, if any, liability may result in connection with this matter.

BALANCE SHEET

SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003

Assets

The Corporation's total assets increased from $582.0 million at December 31, 2003 to $606.8 million at September 30, 2004. Loans increased $12.4 million, a result of increases in commercial loans and mortgage loans. Securities increased $19.5 million to $157.8 million.

Liabilities

Deposits increased $2.7 million to $431.0 million at September 30, 2004 from $428.3 million at December 31, 2003. Repurchase agreements increased $6.1 million while borrowed funds increased $10.0 million.

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

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk are as follows:


                                                     Notional Amount
                                                 ----------------------------
                                                 September 30,   December 31,
                                                      2004          2003
-----------------------------------------------------------------------------
                                                    (Dollars In Thousands)


      Commitments to extend credit                  $86,955          $75,134
      Credit card arrangements                        6,321            2,510
      Standby letters of credit                       6,014            5,826


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

CAPITAL RESOURCES AND ADEQUACY

The Corporation's actual capital amounts and ratios at December 31, 2003 and September 30, 2004 are presented below:

                                     Capital
                    (Dollars In Thousands, Except Share Data)


--------------------------------------------------------------------------------
                                                 September 30,      December 31,
                                                          2004              2003
--------------------------------------------------------------------------------


Shareholders' Equity                                $64,969           $60,223
Total capital (to risk-weighted assets):
   Consolidated                                        13.6%             13.3%
   First National Bank in Manitowoc                    13.4%             13.1%
Tier 1 capital (to risk-weighted assets):

   Consolidated                                        12.9%             12.3%
   First National Bank in Manitowoc                    12.6%             12.0%
Tier I capital (to average assets):

   Consolidated                                         8.9%              8.6%
   First National Bank in Manitowoc                     8.7%              8.4%

Dividends Per Share-This Quarter                    $ 0.055           $ 0.060
Dividends Per Share-Year to Date                      0.165             0.210

Earnings Per Share-This Quarter                     $  0.29           $ 0.250
Earnings Per Share-Year to Date                     $  0.86             1.100

Dividend Payout Ratio-This Quarter                    18.97%            24.00%
Dividend Payout Ratio-Year to Date                    19.19%            19.09%
--------------------------------------------------------------------------------

Total shareholders' equity increased $4.8 million from $60.2 million at December 31, 2003 to $65.0 million at September 30, 2004. Net income for the nine-month period ending September 30, 2004 was $6.0 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2004 and December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2004, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 12.6% and 12.9%, respectively. As of September 30, 2004, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 13.4% and 13.6%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of September 30, 2004, the Bank's and the Corporation's leverage capital ratio was 8.7% and 8.9%, respectively.

As of September 30, 2004 and December 31, 2003, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since such notifications that management believes have changed the institution's category.

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

FINANCIAL STATEMENT DISCLOSURES

Commitments to sell residential mortgage loans to FNMA and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which is not material at this time. Commitments outstanding at September 30, 2004 were $3,783,275.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's management is aware of no material change to the market risk position from that disclosed as of December 31, 2003 in the Corporation's 2003 Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management. The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 [the "Act"]) as of September 30, 2004. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of September 30, 2004, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

For the quarter ended September 30, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 6. EXHIBITS

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

     31.1                     Certification of Thomas J. Bare pursuant to
                              Rule 13a-14(a) or 15(d)-14(a)

     31.2                     Certification of Paul H. Wojta pursuant to
                              Rule 13a-14(a) or 15(d)-14(a)

     32.1                     Section 1350 Certification of Thomas J. Bare

     32.2                     Section 1350 Certification of Paul H. Wojta

b)  Reports on Form 8-K:

    There were no reports on Form 8-K filed for the quarter ended
    September 30, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  FIRST MANITOWOC BANCORP, INC.


Date: November 9, 2004                            /s/ Thomas J. Bare
                                                  ------------------
                                                  Thomas J. Bare
                                                  Chief Executive Officer

Date: November 9, 2004                           /s/ Paul H. Wojta
                                                 -----------------
                                                 Paul H. Wojta
                                                 Chief Financial Officer