Form 10-K
period 2004-12-31
FIRST MANITOWOC BANCORP INC
filed 2005-03-15
CIK 719495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                   For the fiscal year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [x] No [ ]

The aggregate market value of registrant's common stock, par value $1.00 per share, held by non-affiliates (excludes a total of 1,461,000 shares reported as beneficially owned by directors and executive officers or held in the registrant's profit sharing 401(k) plan; does not constitute an admission as to affiliate status), as of June 30, 2004, was approximately $84,882,154

As of February 28, 2005, 6,937,268 shares of registrant's common stock, par value $1.00 per share were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of First Manitowoc Bancorp, Inc.'s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into
                           Part III of this Form 10-K.

                        2004 FORM 10-K TABLE OF CONTENTS

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

ITEM 1.  BUSINESS

GENERAL

First Manitowoc Bancorp, Inc. is a Wisconsin corporation and registered bank holding company. The Corporation engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a national banking association. The Bank has a wholly owned investment subsidiary, FNBM Investment Corp. and a wholly-owned insurance subsidiary, Insurance Center of Manitowoc, Inc. ("ICM"). Insurance Center of Manitowoc, Inc. also operates an office known as Gary Vincent and Associates in Green Bay, Wisconsin. Effective January 26, 2005, ICM's board of directors approved a name change to "The Vincent Group, Inc." The Insurance Center is an independent agency offering commercial, personal, life and health insurance.

The Corporation acquired the Bank through the merger of the Bank into an interim national banking association formed as a Corporation subsidiary for the purpose of the merger, pursuant to a Plan of Reorganization and Agreement to Merge (the "Plan") proposed by Bank management and approved by the Bank's shareholders in 1982. Pursuant to the Plan, each outstanding share of Bank common stock was exchanged for three shares of the Corporation's common stock. The Bank's charter was not affected by the merger. Currently, the Corporation has outstanding 6,937,268 shares of common stock, par value $1.00 per share ("Shares"). Shares were held by 665 holders of record on February 28, 2005.

As of December 31, 2004, the Corporation had assets of approximately $622.2 million, net loans of approximately $382.7 million, and deposits of $445.8 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

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

COMMERCIAL AND AGRICULTURAL BUSINESS LENDING

As of December 31, 2004, commercial and agricultural business loans accounted for approximately 30.05% of the Bank's gross loans. These loans may take the form of lines of credit, single payment loans, or term payment loans, and may be secured or unsecured depending on the creditworthiness of the borrower. The Bank operates under a commercial business lending policy that establishes guidelines for management in making commercial lending decisions. Among these guidelines are the purpose of the loan, the source of repayment, and an alternate source of repayment (generally in the form of collateral or guarantee). Applications for commercial and agricultural business loans are accepted at the Bank's main and branch offices. It is the Bank's general policy to restrict its commercial and agricultural business lending to a market area defined as within a 100-mile radius of any office location where business banking products and services are sold.

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

COMMERCIAL REAL ESTATE LENDING

Non-residential real estate loans accounted for approximately 28.71% of the Bank's gross loans as of December 31, 2004. Such loans are subject to the general policies and procedures outlined in "Commercial Business Lending", below. It is the Bank's general policy to restrict its commercial real estate lending to loans secured by properties located within a 100-mile radius of Manitowoc. There are no policy restrictions on the amount of loan funds secured by types of property or collateral.

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

RESIDENTIAL REAL ESTATE LENDING

Single-family residential loans accounted for approximately 36.12% of the Bank's gross loans as of December 31, 2004. Applications for single-family residential loans are accepted by qualified lenders at all offices except the Plymouth West office and the Expo Drive office. The Bank makes predominantly fixed-rate loans for terms ranging from ten to thirty years, but does also make loans that provide for periodic adjustments of the interest rate ("adjustable rate loans"). In general, the Bank looks to sell to the secondary market but will do an in house loan on occasion.

Although the Corporation generally does not retain residential loans in its portfolio, it continues to originate and service residential loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal National Mortgage Association ("Fannie Mae" or "FNMA"). Sales or securitizations of mortgage loans through Fannie Mae have generally been under terms that do not provide for any recourse against the Bank by the investor. The Bank generally sells these loans at the time they are originated, but continues to service these loans for its customers. Sales of mortgage loans provide additional funds for lending and other business purposes.

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

The Bank continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2004, loans serviced for others were $181.3 million. The amount of capitalized mortgage servicing rights as of December 31, 2004 was $1.8 million.

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

Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Bank's mortgage banking operations. That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the value of mortgage servicing rights may also be caused by lower of cost or market adjustments under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value servicing rights. Although management believes that most of the Bank's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market gains or losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to unfavorable mark-to-market adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. During periods of rising rates, mark-to-market adjustments tend to result in gains to the value of servicing rights as the assumption is adjusted to reflect a deceleration in payments.

CONSUMER AND OTHER LENDING

The Bank offers consumer and other loans in order to provide a full range of financial services to its customers. Such loans accounted for approximately 5.12% of the Corporation's gross loans as of December 31, 2004. Most of the Bank's consumer loan portfolio consists of second mortgage loans and home equity lines of credit, but also includes automobile loans, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans.

Applications for consumer loans are taken at all of the Bank's offices except the Expo Drive office. Applications for automobile loans are also accepted through relationships established with a limited number of qualifying automobile dealerships ("indirect automobile lending"). The majority of consumer loans are underwritten, approved, and serviced on an on-going basis by loan officers.

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

Insurance products, including commercial, personal, life, and health insurance, are offered through Insurance Center of Manitowoc, Inc. Effective January 26, 2005, Insurance Center's board of directors approved a name change to "The Vincent Group, Inc."

To attract new business and retain existing customers, the Bank relies on local marketing promotions, personal contact by its officers, staff and directors, referrals by current customers, extended banking hours, personalized service, and contact with on-line customers via the Bank's website or e-mail statements.

NON-PERFORMING AND OTHER CLASSIFIED ASSETS

Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans 90 or more days past due. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE

The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are probable and estimable. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

SOURCES OF FUNDS

DEPOSIT LIABILITIES

The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. As of December 31, 2004, deposit liabilities accounted for approximately 71.6% of the Corporation's total liabilities and equity.

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

The principal methods used by the Bank to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. All of the Bank's offices have drive-up facilities and the Bank owns twelve ATM machines, all of which are located in the Bank's primary markets. Depositors may also obtain a debit card from the Bank, which allows them to purchase goods and services directly from merchants. The same debit card also provides access to the ATM network.

FEDERAL HOME LOAN BANK ADVANCES

The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Bank is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2004, FHLB advances accounted for approximately 6.4% of the Bank's total liabilities and equity.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank regularly enters into sales of securities under agreements to repurchase. In form, these transactions are an arrangement in which the sale of securities is accompanied by a simultaneous agreement to repurchase the identical securities (or substantially the same securities) at a future date. In substance, however, these arrangements are borrowings secured by high-quality, highly-liquid securities such as Fannie Mae or Freddie Mac Mortgage Backed Securities. Accordingly, these arrangements are accounted for as borrowings in the Bank's financial statements.

FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS

The Corporation has lines of credit with three financial institutions. These lines, which amount to $25 million in the aggregate, permit the overnight purchase of federal funds. As of December 31, 2004, there were no outstanding borrowings against these lines of credit.

BANK SUBSIDIARY CORPORATIONS

FNBM Investment Corporation. FNBM Investment Corporation ("FNBM") was incorporated in the State of Nevada in December 1993. FNBM is located in Las Vegas, Nevada. The Bank owns 100% of the outstanding common stock of FNBM. FNBM was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings.

Insurance Center of Manitowoc, Inc. Insurance Center of Manitowoc, Inc. ("ICM") was incorporated in the State of Wisconsin in 1932. Bank acquired 100% of the outstanding common stock of the ICM in January 2001. ICM has an office in Manitowoc, Wisconsin that operates under the trade name Insurance Center of Manitowoc, Inc. and an office in Green Bay, Wisconsin that operates under the trade name Gary Vincent & Associates, Inc. ICM is a regional independent agency offering commercial, personal, life, and health insurance. ICM provides various bank-related insurance coverages for the Bank including Directors & Officers Liability, Trust, and Blanket Bond.

In April of 2004, Professional Insurance Advantage, Incorporated joined Gary Vincent & Associates. This Green Bay agency consisting of three employees offers group and individual life, health, dental, vision, disability, long-term care, 401(k) retirement plans, and investment services in addition to property and casualty insurance.

Effective January 26, 2005, ICM's board of directors approved a name change to The Vincent Group, Inc.

United Financial Services, Inc. United Financial Services, Inc. ("UFS") was incorporated in the State of Wisconsin in September 1991. UFS is located in Grafton, Wisconsin. The Bank owns 49.8% of the outstanding common stock of UFS. The subsidiary, UFS, was formed to provide data processing services to the banking industry. UFS provides data processing services to owner banks Baylake Bank and the Bank in addition to 52 other banks located in Wisconsin. The Bank's investment in UFS is accounted for under the equity method.

SEASONALITY

The management of the Bank does not believe that the deposits or business of the Bank in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but not enough to have a material effect on planning and policy making.

FOREIGN OPERATIONS

The Bank does not engage in operations in foreign countries.

EMPLOYEES

As of February 28, 2005, the Corporation employed 233 individuals, 76 of whom worked part-time.

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

Deposit Insurance. As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank pays a quarterly deposit insurance premium assessment to the FDIC. The insurance premium assessment is based upon the FDIC's risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on their regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The FDIC has authority to increase insurance assessments and is required under federal law to establish assessment rates that will maintain the insurance fund's ratio of reserves to insured deposits at $1.25 per $100. The Bank was classified as "well capitalized" at December 31, 2004.

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

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk- adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes the allowance for loan and lease losses, subject to certain limitations. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage capital ratio, of at least 4.0%.

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

Federal Taxation. The Corporation is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries file a consolidated federal income tax return. This has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 34% of its taxable income, as defined in the IRC.

State Taxation. The State of Wisconsin imposes a tax on the Corporation's taxable income at the rate of 7.9%. State income taxes are deductible on the Corporation's federal income tax return. Wisconsin's definition of taxable income is generally similar to the federal definition, except that interest from state and municipal obligations is taxable. In Wisconsin, net operating losses may be carried forward but not back.

FNBM is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FNBM are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require consolidated income tax returns for entities headquartered in the state and result in taxation of FNBM's earnings. To date, none of these legislative proposals have been adopted. In addition, from time-to-time the Wisconsin Department of Revenue ("WDR") attempts to impose income tax on out-of-state investment subsidiaries like FNBM. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR will take the position that the income of FNBM is taxable in Wisconsin, and a number of other Wisconsin financial institutions have entered into settlements with the WDR related to taxation of the income of their Nevada subsidiaries. Management believes the Bank, as well as FNBM, have complied with the tax rules relating to the income of out-of-state subsidiaries. The WDR has indicated that it may repudiate these rulings and management believes it is more likely than not that the WDR exam will result in an assessment. The Bank and FNBM have held productive discussions with the WDR and while no final agreement has been reached, believe there is a strong likelihood of settlement. If no settlement is reached, the Bank will probably oppose an assessment, if any.

Anti-Terrorism Act. On October 6, 2002, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "Patriot Act") was signed into law. While not primarily banking legislation, the Patriot Act contained provisions requiring financial institutions to adopt a variety of policies aimed at preventing money-laundering. The OCC is the primary regulator for purposes of insuring compliance by the Bank with Patriot Act requirements and certain of those requirements will not become effective until adoption of implementing regulations by the OCC. Management of the Bank does not believe that compliance with the Patriot Act and its implementing regulations has a significant impact on the Bank's business.

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

      2210 Calumet Drive, New Holstein, Wisconsin 53061 ("New Holstein Branch
       Office");

      2323 Eastern Avenue, Plymouth, Wisconsin 53073 ("Plymouth East Branch
       Office");

      300 East Mill Street, Plymouth, Wisconsin 53073 ("Plymouth West Branch
       Office"); and

      2747 Manitowoc Road, Green Bay, Wisconsin 54311 ("Bellevue Branch
       Office").

The Bank leases real property at two branch locations:

      2865 South Ridge Road, Green Bay, Wisconsin, 54304 ("Ashwaubenon Branch
       Office").

      4712 Expo Drive, Manitowoc, Wisconsin, 54220 ("Expo Branch Office").

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                  2004
-------------------------------------------------------------------------
  1st Quarter         2nd Quarter       3rd Quarter        4th Quarter
 High      Low       High      Low      High     Low      High      Low
-------  -------    -------  -------  -------  -------   -------  -------
$ 15.50  $ 14.05    $ 16.25  $ 14.90  $ 16.00  $ 15.00   $ 16.00  $ 15.10

                                  2003
-------------------------------------------------------------------------
  1st Quarter         2nd Quarter       3rd Quarter        4th Quarter
 High      Low       High      Low      High     Low      High      Low
-------  -------    -------  -------  -------  -------   -------  -------
$ 14.50  $ 14.50    $ 15.75  $ 14.50  $ 15.50  $ 14.50   $ 16.00  $ 14.00

CASH DIVIDENDS

                             2004
--------------------------------------------------------------
1st Quarter    2nd Quarter  3rd Quarter   4th Quarter   Total
-----------    -----------  -----------   -----------  -------
$     0.055    $     0.055  $     0.055   $     0.065  $ 0.230

                             2003
--------------------------------------------------------------
1st Quarter    2nd Quarter  3rd Quarter   4th Quarter   Total
-----------    -----------  -----------   -----------  -------
$     0.050    $     0.050  $     0.050   $     0.060  $ 0.210

HOLDERS

As of February 28, 2005, there were approximately 665 holders of record of the Corporation's Shares.

ISSUER PURCHASES OF EQUITY SECURITIES

None

DIVIDENDS

The Corporation declared and paid cash dividends totaling $0.230 per share or $1.6 million during fiscal 2004, and $0.210 per share or $1.5 million during fiscal 2003. The Corporation currently expects that comparable cash dividends will continue in the future.

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

FOR THE YEAR ENDED DECEMBER 31,           2004            2003             2002            2001             2000
                                       ----------      ----------       ----------      ----------       ----------
Interest income                        $   28,042      $   27,189       $   30,811      $   35,421       $   34,979
Interest expense                            8,796           9,683           11,978          17,982           18,995
Net interest income                        19,246          17,506           18,833          17,439           15,984
Provision for loan losses                     450           1,250            1,950           3,000            1,065
Net interest income after provision
for loan losses                            18,796          16,256           16,883          14,439           14,919
Other income                                6,494           7,887            6,585           5,344            2,711
Other expense                              14,982          14,433           14,542          13,455           11,428
Net income                                  7,902           7,629            7,089           5,405            5,301

Per Share Data:*

Net income - basic and diluted         $    1.140      $    1.100       $    1.020      $    0.780       $    0.760
Cash dividends declared                     0.230           0.210            0.183           0.150            0.140
Book value                                  9.500           8.680            7.820           6.700            5.980

Weighted average shares outstanding     6,937,268       6,937,268        6,937,268       6,937,268        6,937,268

AT YEAR ENDED DECEMBER 31,                2004            2003             2002            2001             2000
                                       ----------      ----------       ----------      ----------       ----------
Total assets                           $  622,175      $  581,953       $  565,810      $  527,304       $  495,410
Loans                                     386,515         371,125          344,103         327,440          326,571
Allowance for loan losses                   3,824           3,999            3,384           2,737            3,824
Investment securities                     156,669         138,275          135,747         126,754          114,375
Deposits                                  445,786         428,284          416,099         394,092          394,601
Repurchase Agreements                      61,620          55,359           50,884          33,108           29,952
Borrowed funds                             42,280          31,910           38,138          47,179           23,000
Shareholders' equity                       65,873          60,223           54,284          46,489           41,461

AVERAGE BALANCES
Assets                                 $  598,770      $  564,735       $  534,622      $  505,518       $  472,285
Deposits                                  431,459         415,926          387,953         384,856          373,035
Shareholders' equity                       62,969          57,189           50,750          44,763           37,455

FINANCIAL RATIOS
Return on average assets                     1.32%           1.35%            1.33%           1.07%            1.12%
Return on average equity                    12.55%          13.34%           13.97%          12.07%           14.15%
Average equity to average assets            10.52%          10.13%            9.49%           8.85%            7.93%
Dividend payout ratio                       20.18%          19.09%           17.86%          19.26%           18.32%

* Per share data for 2000 through 2002 is restated to reflect the two-for-one stock splits effective June 30, 2000 and October 18, 2002.

                     SUMMARY QUARTERLY FINANCIAL INFORMATION
                     In thousands, except per share amounts



                                                     Three Months Ended,
2004                                  March 31      June 30    September 30    December 31
----                                  --------      -------    ------------    -----------
Selected Operations Data:
   Interest income                    $  6,656      $ 6,747    $      7,251    $     7,388
   Interest expense                      2,092        2,100           2,244          2,360
                                      --------      -------    ------------    -----------
      Net interest income                4,564        4,647           5,007          5,028
   Provision for loan losses               100          100             150            100
   Other income                          2,053        1,261           1,705          1,475
   Other expenses                        3,729        3,535           3,768          3,950
                                      --------      -------    ------------    -----------
      Income before income taxes         2,788        2,273           2,794          2,453
   Provision for income taxes              641          450             769            546
                                      --------      -------    ------------    -----------
      Net income                      $  2,147      $ 1,823    $      2,025    $     1,907

Per Share Data:
Net income (Basic and Diluted)        $   0.31      $  0.26    $       0.29    $      0.28

                                                     Three Months Ended,
                                      March 31      June 30    September 30    December 31
                                      --------      -------    ------------    -----------
2003
----
Selected Operations Data:
   Interest income                    $  7,135      $ 6,791    $      6,591    $     6,672
   Interest expense                      2,667        2,533           2,294          2,189
                                      --------      -------    ------------    -----------
      Net interest income                4,468        4,258           4,297          4,483
   Provision for loan losses               200          450             300            300
   Other income                          1,886        2,093           2,342          1,566
   Other expenses                        3,692        3,419           3,703          3,619
                                      --------      -------    ------------    -----------
      Income before income taxes         2,462        2,482           2,636          2,130
   Provision for income taxes              561          532             595            393
                                      --------      -------    ------------    -----------
      Net income                      $  1,901      $ 1,950    $      2,041    $     1,737

Per Share Data:
   Net income (Basic and Diluted)     $   0.27      $  0.28    $       0.29    $      0.26

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

Allowance for Loan Losses. Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments including management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section "Allowance for Loan Losses."

Mortgage Servicing Rights Valuation. The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements in that mortgage servicing rights are subject to a fair value-based impairment standard. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an internal estimated cash flow model to establish the fair value of its mortgage servicing rights. While the Corporation believes that the values produced by its internal model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. The Corporation believes the mortgage servicing rights asset is properly recorded in the financial statements.

For additional information concerning critical accounting policies, see Notes to Consolidated Financial Statements, "Note 1, Summary of Significant Accounting Policies".

Results of Operations

INCOME STATEMENT

The Corporation recorded net income of $7.9 million for the year ended December 31, 2004, an increase of 3.9% over the $7.6 million earned in 2003. These amounts represented returns on average assets of 1.32% for 2004 and 1.35% for 2003. Returns on average equity were 12.55% for 2004 and 13.34% for 2003. Earnings per share in 2004 (basic and diluted) were $1.14, an increase of 3.6% over 2003 earnings per share of $1.10.

Interest income increased $0.8 million, from $27.2 million in 2003 to $28.0 million in 2004. Interest expense decreased from $9.7 million in 2003 to $8.8 million in 2004. Interest rates were relatively stable and historically low during 2003 and the first half of 2004. As a result, net interest income increased $1.7 million in 2004. There were five interest rate increases of 25 basis points each during the second half of 2004. Interest rates on deposits increased at a slower rate than those on securities which contributed to the increase in the net interest margin.

Other income decreased $1.4 million in 2004, from $7.9 million in 2003 to $6.5 million in 2004. Notably lower revenue from significantly lower refinancing activity occurred throughout the industry. As a result, service charges, loan servicing income and gain on sales of mortgage loans sold to the secondary market, accounted for the major decreases in other income. Increases occurred in Insurance Center commissions and other miscellaneous income, a result of increased volume and contingency commission income.

Other expense increased $0.6 million from $14.4 million in 2003 to $15.0 million in 2004. Increases in employee compensation and outside service fees (Sarbanes-Oxley internal control documentation requirements) were mainly responsible for the difference.

BALANCE SHEET

Total assets at December 31, 2004 increased $40.2 million from $582.0 million in 2003 to $622.2 million in 2004. Loans were $386.5 million at December 31, 2004, an increase of $15.4 million or 4.1% over December 31, 2003. Significant increases in loans were as follows: Commercial loans increased $5.2 million and residential real estate loans increased $10.4 million.

The allowance for loan losses decreased to $3.8 million at December 31, 2004 from $4.0 million at December 31, 2003. The ratio of allowance for loan losses to total loans was 0.99% for 2004 and 1.08% for 2003. Non-performing loans were $3.1 million, representing 0.79% of total loans at year end 2004, compared to $3.3 million or 0.88% of total loans last year. The decrease in non-performing loans came primarily from the commercial loan sector of the Bank's loan portfolio.

Deposits increased $17.5 million, from $428.3 million at December 31, 2003 to $445.8 million at December 31, 2004. The bank continues to experience strong competition from other commercial banks, credit unions, the stock market, and mutual funds. There are no predetermined divisions in the asset/liability policy for the mix of deposits. Repurchase agreements increased $6.2 million or 11.3% over 2003 due to increased deposits by municipalities at year end as a result of tax collections. Borrowed funds increased $10.4 million to $42.3 million at December 31, 2004 from $31.9 million at December 31, 2003.

Results of Operations Overview for fiscal years 2004, 2003 and 2002

The Corporation reported $7.9 million in net income for 2004 or $1.14 per share compared to 2003 net income of $7.6 million or $1.10 per share, and $7.1 million or $1.02 per share for 2002. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $7.6 million achieved in 2003. The improvement was primarily attributed to net interest income. Return on average assets was 1.32%, 1.35% and 1.33% in 2004, 2003 and 2002, respectively. Return on average equity was 12.55% for 2004, 13.34% for 2003, and 13.97% for 2002.

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

Table 1 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense and the corresponding interest rates earned and paid. Net interest income, interest rate spread and net interest margin on a tax-equivalent basis are shown for the three years ended December 31, 2004, 2003, and 2002, respectively.

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios and interest-bearing deposits offset by the interest paid on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities. Interest rates fell during 2003 and 2002, but improved slightly during 2004. Net interest income (on a tax equivalent basis) for 2004 increased by $2.8 million or 14.8% compared to the year ended December 31, 2003, while 2003 net interest income decreased by $1.3 million or 6.2% from the previous year ended December 31, 2002. (See Tables 1 and 2)

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. Interest rate spread for the years ended December 31, 2004, 2003, and 2002 was 3.62%, 3.28%, and 3.68%, respectively. Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The net interest margin exceeds the interest rate spread because non-interest bearing sources of funds, primarily demand deposits and shareholder's equity, also support earning assets. For 2004, the net interest margin was 3.96% compared to 3.66% in 2003. The net interest margin for 2002 was 4.12%. These changes are the result of repricing and volume changes as previously discussed and illustrated in Table 2 "Rate and Volume Variance Analysis Based on Average Balances."

As shown in the rate/volume analysis in Table 2, changes in the rates in 2004 resulted in a $1.2 million increase in taxable equivalent net interest income. Increases in volume and changes in the mix of both earning assets and interest-bearing liabilities added $1.6 million for a combined increase of $2.8 million in taxable equivalent net interest income. Rate changes on interest-bearing liabilities lowered interest expense by $1.4 million, while rate changes on earning assets decreased interest income by $0.2 million.

For 2004, the cost of interest-bearing liabilities decreased 30 basis points to 1.93% aided by the low interest rate environment. Decreases occurred in the CD and IRA deposit category (a decline of 46 basis points), repurchase agreements (a decline of 34 basis points) and borrowings (a decline of 114 basis points).

The yield on earning assets increased 3 basis points to 5.54% for 2004. The average loan yield was 5.90%. The lower rate environment for new originations, competitive pricing pressure and refinancing contributed to the downward trend in loan yields. The yield on investment securities, however, was up 27 basis points to 5.14%. From a volume perspective, earning assets contributed $2.1 million to taxable equivalent net interest income while interest-bearing liabilities cost $0.5 million, netting a $1.6 million increase to taxable equivalent net interest income.

Average earning assets were $554.7 million in 2004, an increase of $31.8 million from 2003. Loans increased $25.0 million or 7.1% over 2003. Securities increased $18.1 million or 12.8% over 2003.

Average interest-bearing liabilities were $456.7 million in 2004, an increase of $22.2 million from 2003. Certificates of deposit and IRA deposits along with repurchase agreements and borrowings accounted for a $16.6 million increase on average over 2003.

Table 1 displays the average balances and average rates paid on all major deposit classifications for 2004, 2003, and 2002.

                       AVERAGE BALANCES, YIELD AND RATES
                                 (In thousands)

TABLE 1

                                                For the year ended            For the year ended          For the year ended
                                                December 31, 2004              December 31, 2003          December 31, 2002
                                           -----------------------------  ---------------------------  --------------------------
                                                      Interest   Average            Interest  Average            Interest Average
                                            Average    Income/   Yield/   Average    Income/   Yield/   Average   Income/  Yield/
                                            Balance    Expense    Rate    Balance    Expense    Rate    Balance   Expense   Rate
                                           ---------  --------   -------  --------  --------  -------  --------  -------- -------
ASSETS:
Interest earning assets:
Federal funds sold                         $  16,511  $    221     1.34%  $ 27,751  $    304    1.10%  $ 20,749  $    336    1.62%
Investment securities:
  US Treasury securities and obligations
  of US government agencies                $  72,968  $  2,377     3.26%  $ 60,339  $  1,478    2.45%  $ 65,727  $  2,973    4.52%
  Tax exempt obligations of States
  and political subdivisions               $  76,406  $  5,104     6.68%  $ 70,474  $  4,780    6.78%  $ 64,163  $  4,587    7.15%
  All other investment securities          $  10,530  $    734     6.97%  $ 11,003  $    645    5.86%  $  8,525  $    623    7.31%
                                           ---------  --------            --------  --------           --------  --------
Total investment securities                $ 159,904  $  8,215     5.14%  $141,816  $  6,903    4.87%  $138,415  $  8,183    5.91%
Loans net of unearned income:
  Commercial loans                         $ 129,139  $  7,832     6.06%  $ 96,233  $  7,087    7.36%  $ 98,948  $  7,713    7.80%
  Mortgage loans                           $ 228,693  $ 12,438     5.44%  $234,759  $ 12,260    5.22%  $213,685  $ 13,670    6.40%
  Installment loans                        $  15,663  $  1,257     8.03%  $ 16,343  $  1,463    8.95%  $ 17,273  $  1,692    9.80%
  Other loans                              $   4,834  $    794    16.43%  $  5,977  $    798   13.35%  $  5,752  $    772   13.42%
                                           ---------  --------            --------  --------           --------  --------
Total loans                                $ 378,329  $ 22,321     5.90%  $353,312  $ 21,608    6.12%  $335,658  $ 23,847    7.10%

TOTAL INTEREST EARNING ASSETS              $ 554,744  $ 30,757     5.54%  $522,879  $ 28,815    5.51%  $494,822  $ 32,366    6.54%
Cash and due from banks                    $  13,379                      $ 12,904                     $ 12,668
Other assets                               $  34,549                      $ 32,706                     $ 28,918
Allowance for loan and lease losses        $  (3,902)                     $ (3,754)                    $ (2,851)
                                           ---------                      --------                     --------
TOTAL ASSETS                               $ 598,770                      $564,735                     $533,557
                                           =========                      ========                     ========
LIABILITIES:
Interest bearing liabilities:
  Savings deposits                         $  46,984  $    106     0.23%  $ 43,935  $     76    0.17%  $ 42,325  $    131    0.31%
  Market Plus accounts                     $  69,710  $    634     0.91%  $ 68,345  $    553    0.81%  $ 63,295  $    803    1.27%
  Super NOW accounts                       $  30,654  $    255     0.83%  $ 30,084  $    276    0.92%  $ 25,565  $    329    1.29%
  Money market deposit accounts            $  18,186  $    185     1.02%  $ 17,535  $    152    0.87%  $ 18,606  $    237    1.27%
  Certificates of deposit and IRA deposits $ 193,802  $  5,253     2.71%  $189,826  $  6,019    3.17%  $179,883  $  7,385    4.11%
  Repurchase agreements                    $  56,101  $  1,202     2.14%  $ 50,359  $  1,250    2.48%  $ 47,057  $  1,310    2.78%
  Federal funds purchased                  $      10  $      -     0.00%  $      -  $      -    0.00%  $      6  $      0    2.35%
  Borrowings                               $  41,279  $  1,161     2.81%  $ 34,370  $  1,357    3.95%  $ 42,170  $  1,783    4.23%
                                           ---------  --------            --------  --------           --------  --------
TOTAL INTEREST BEARING LIABILITIES         $ 456,726  $  8,796     1.93%  $434,454  $  9,683    2.23%  $418,907  $ 11,978    2.86%
Demand Deposits                            $  72,123                      $ 66,201                     $ 58,279
Other Liabilities                          $   6,952                      $  6,891                     $  6,663
                                           ---------                      --------                     --------
Total Liabilities                          $ 535,801                      $507,546                     $483,849
Shareholders' Equity                       $  62,969                      $ 57,189                     $ 49,708
                                           ---------                      --------                     --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 598,770                      $564,735                     $533,557
                                           =========                      ========                     ========
Recap:
  Interest Income                                     $ 30,757     5.54%            $ 28,815    5.51%            $ 32,366    6.54%
  Interest Expense                                    $  8,796     1.93%            $  9,683    2.23%            $ 11,978    2.86%
                                                      --------                      --------                     --------
  Net Interest Income/Spread                          $ 21,961     3.62%            $ 19,132    3.28%            $ 20,388    3.68%

Contribution of Non-Interest-bearing Funds                         0.34%                        0.38%                        0.44%
Net Interest Margin                                                3.96%                        3.66%                        4.12%

Ratio of Average Interest Earning

  Assets to Average Interest-Bearing
   Liabilities                                                   121.46%                      120.35%                      118.12%

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculated using the statutory federal income tax rate of 34%.

      The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated. Information is provided with respect to (1) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate); (2) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change in interest income. The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.

Table 2

                       RATE AND VOLUME VARIANCE ANALYSIS
                           BASED ON AVERAGE BALANCES
                                 (In thousands)

                                                         2004 COMPARED TO 2003                       2003 COMPARED TO 2002
                                                         ---------------------                       ---------------------
                                               INCREASE(DECREASE) IN NET INTEREST INCOME   INCREASE(DECREASE) IN NET INTEREST INCOME
                                                  NET          DUE TO         DUE TO           NET          DUE TO        DUE TO
                                                CHANGE          RATE          VOLUME         CHANGE          RATE         VOLUME
                                               ---------      ---------      ---------     ----------      ---------     --------
Interest earning assets
Federal funds sold                             $     (83)     $      58      $    (141)    $      (32)     $    (127)    $     95
Investment securities:
     US Treasury securities and
     obligations of US government agencies     $     899      $     550      $     349     $   (1,495)     $  (1,268)    $   (227)
     Tax exempt obligations of States
     and political subdivisions                $     324      $     (73)     $     397     $      193      $    (243)    $    436
     All other investment securities           $      89      $     118      $     (29)    $       22      $    (138)    $    160
                                               ---------      ---------      ---------     ----------      ---------     --------
Total investment securities                    $   1,312      $     595      $     717     $   (1,280)     $  (1,649)    $    369
Loans net of unearned income:
     Commercial loans                          $     745      $  (1,396)     $   2,141     $     (626)     $    (418)    $   (208)
     Mortgage loans                            $     178      $     500      $    (322)    $   (1,410)     $  (2,672)    $  1,262
     Installment loans                         $    (206)     $    (147)     $     (59)    $     (229)     $    (141)    $    (88)
     Other loans                               $      (4)     $     165      $    (169)    $       26      $      (4)    $     30
                                               ---------      ---------      ---------     ----------      ---------     --------
Total loans                                    $     713      $    (879)     $   1,592     $   (2,239)     $  (3,235)    $    996

TOTAL INTEREST EARNING ASSETS                  $   1,942      $    (226)     $   2,168     $   (3,551)     $  (5,011)    $  1,460

Interest bearing liabilities:
     Savings deposits                          $      30      $      24      $       6     $      (55)     $     (60)    $      5
     Market Plus accounts                      $      81      $      70      $      11     $     (250)     $    (310)    $     60
     Super NOW accounts                        $     (21)     $     (26)     $       5     $      (53)     $    (105)    $     52
     Money market deposit accounts             $      33      $      27      $       6     $      (85)     $     (72)    $    (13)
     Certificates of deposit and IRA deposits  $    (766)     $    (890)     $     124     $   (1,366)     $  (1,756)    $    390
     Repurchase agreements                     $     (48)     $    (182)     $     134     $      (60)     $    (148)    $     88
     Federal funds purchased                   $       -      $       -      $       -     $       (0)     $      (0)    $     (0)
     Borrowings                                $    (196)     $    (437)     $     241     $     (426)     $    (112)    $   (314)
                                               ---------      ---------      ---------     ----------      ---------     --------

TOTAL INTEREST BEARING LIABILITIES             $    (887)     $  (1,413)     $     526     $   (2,295)     $  (2,563)    $    268

Net Change in Net Interest Income              $   2,829      $   1,187      $   1,642     $   (1,256)     $  (2,448)    $  1,192

Provision and Allowance for Loan Losses

For the year ended December 31, 2004, the Bank recorded net charge-offs of $625,000 compared to net charge- offs of $635,000 in 2003 and $1,303,000 in 2002. Internal loan review, in particular, works toward identifying problem credits and achieving timely recognition of potential and actual losses within the loan portfolio.

Gross charge-offs amounted to $795,000 in 2004, $749,000 in 2003, and $1,578,000
in 2002, the majority of which were commercial loans. Loans charged off are subject to ongoing review and effort is made to maximize recovery of principal, interest and related expenses. Recoveries were $170,000 in 2004, $114,000 in 2003, and $275,000 in 2002.

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

Table 3

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)
                                  DECEMBER 31

                                        % Of                 % Of              % Of               % Of               % Of
                                      Loans In             Loans In          Loans In           Loans In           Loans In
                                      Category             Category          Category           Category           Category
                                      To Total             To Total          To Total           To Total           To Total
                               2004    Loans        2003     Loans    2002     Loans     2001     Loans    2000     Loans
                              ------  --------     ------  --------  ------  --------   ------  --------  -------  --------
Specific Problem Loans        $1,610               $2,262            $1,974             $  843            $  625

Loan Type Allocation:
   Commercial & Agricultural     698      30.1%       950      29.4%  1,006      29.5%   1,476      26.4%   2,688      29.1%
   Commercial Real Estate        112      28.7%        87      30.0%     31      30.2%     103      26.0%     436      23.4%
   Residential Real Estate       110      36.1%        53      34.8%     13      36.7%      19      40.1%      25      40.3%
   Consumer                      182       5.1%       221       5.8%     77       3.6%      12       7.5%      36       7.2%
                              ------               ------            ------             ------            -------
Non-Specific Problem Loans     1,102                1,311             1,127              1,610              3,185
Unallocated                    1,112                  426               283                284                 14
                              ------               ------            ------             ------            -------
Total                         $3,824               $3,999            $3,384             $2,737            $ 3,824
                              ======               ======            ======             ======            =======

Local economic concerns continue to affect the bank's customers. These concerns are reflected in the allocation of allowance for loan losses. An increase in local unemployment rates since December 31, 2002 was taken into consideration when determining the increase in the unallocated portion of the allowance. The unallocated allowance for loan losses is based on historical charge-off rates for various loan categories and is applied to loans outstanding at the end of the quarter.

The allocation and total for the allowance for loan losses is not to be interpreted as a single year's exposure for loss nor the loss for any specified time period.

Table 4

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

                        FOR THE YEARS ENDED DECEMBER 31,

                                       2004       2003         2002          2001        2000
                                     -------     -------     --------     ---------     -------
Balance at beginning of period       $ 3,999     $ 3,384     $  2,737     $   3,824     $ 3,700

Charge-offs:
     Commercial Real Estate          $    39     $    97     $      0     $       0     $    83
     Residential Real Estate             112         179          272            22           2
     Commercial & Agricultural           468         240        1,095         3,872         668
     Consumer                            176         233          211           240         243
                                     -------     -------     --------     ---------     -------
                                     $   795     $   749       $1,578        $4,134     $   996
                                     =======     =======     ========     =========     =======

Recoveries:
     Commercial Real Estate          $     3     $    29     $      8     $       0     $     9
     Residential Real Estate              23           1           17             2           2
     Commercial & Agricultural           111          26          211            21          27
     Consumer                             33          58           39            24          17
                                     -------     -------     --------     ---------     -------
                                     $   170     $   114     $    275     $      47     $    55
                                     =======     =======     ========     =========     =======

Net charge-offs                          625         635        1,303         4,087         941

Provision for loan losses                450       1,250        1,950         3,000       1,065
                                     -------     -------     --------     ---------     -------

Balance at end of period             $ 3,824      $3,999     $  3,384     $   2,737     $ 3,824
                                     =======     =======     ========     =========     =======

Ratio of net charge-offs during
    period to average loans
    outstanding during period           0.17%       0.18%        0.39%         1.23%       0.30%

Ratio of allowance for loan losses
to total loans                          0.99%       1.08%        0.98%         0.84%       1.17%

The allowance for loan losses of $3,824,000 as of December 31, 2004 amounted to 0.99% of the outstanding loan portfolio. As of December 31, 2003, the $3,999,000 allowance for loan losses was 1.08% of gross loans and the allowance for loan losses of $3,384,000 as of December 31, 2002 represented 0.98% of gross loans. Net charge-offs for the year ended December 31, 2004 were greater than the provision for loan losses for 2004. This accounts for the decrease in the allowance for loan losses from $3,999,000 at December 31, 2003 to $3,824,000 at December 31, 2004. Analysis by internal loan review supports the adequacy of the allowance. Management has determined that the allowance for loan losses is adequate to absorb probable loan losses as of December 31, 2004. See Note 3 in the Consolidated Financial Statements.

Other Income

Other income decreased $1.4 million, or 17.7%, from 2003 to 2004. Reduced FNMA financing in 2004 resulted in dramatic decreases in the gain on sales of mortgage loans to the secondary market and the corresponding servicing income. The dollar volume decreased from $132.7 million to $49.7 million. The real estate premiums and discounts on FNMA loans sold in the secondary market decreased by $1.6 million during 2004 from $1.8 million in 2003 to $0.2 million in 2004.

The Insurance Center experienced growth in volume during 2004, contributing to increased commission income. Other miscellaneous income increased as a result of contingency commission income for lower than expected insurance claims.

Other income increased $1.3 million, or 19.8%, from 2002 to 2003. The increased volume of mortgage loans and refinancings processed and sold to the FNMA secondary market led to increased gains on loans sold and servicing fees associated with them.

Other Expense

Other expense increased by $0.6 million, or 4.2%, from 2003 to 2004. Increases in employee compensation and Sarbanes-Oxley fees were partially offset by cost savings in the operating expenses, specifically telephone and printing costs.

Other expense decreased by $109,000, or 0.8%, from 2002 to 2003.

Income Taxes

The effective tax rates for the Corporation were 23.34%, 21.40%, and 20.58%, for 2004, 2003, and 2002, respectively. The increase in the effective tax rate for 2004 is a result of higher Wisconsin state taxes paid in 2004. See Note 12 in the Consolidated Financial Statements and Item 1, "State Taxation" for additional information.

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

Total securities were $156.7 million, $138.3 million, and $135.7 million as of December 31, 2004, 2003, and 2002, respectively. The higher level of investments in securities resulted primarily from the increase in available funds derived from increases in deposits, securities sold under repurchase agreements, and borrowings.

The Bank manages its investment portfolios within policies that seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives, and provide required collateral support for deposit activities. The Bank had no concentrations of securities from any single issues that exceeded 10% of shareholders' equity. Table 5 exhibits the distribution, by type, of the investment portfolio as of December 31, for the years indicated.

Table 5

                          SECURITIES AVAILABLE FOR SALE
                                 (IN THOUSANDS)

                                                         December 31, 2004      December 31, 2003     December 31, 2002
                                                         -----------------      -----------------     -----------------
U.S. Treasury securities and obligations of U.S.         $           2,974      $          13,663     $          16,427
Government corporations and agencies
Obligations of states and political subdivisions                    80,160                 70,357                50,915
Mortgage-backed securities                                          70,232                 49,924                62,784
Corporate Notes                                                        100                    100                   999
                                                         -----------------      -----------------     -----------------

TOTAL AMORTIZED COST                                     $         153,466      $         134,044     $         131,125
                                                         =================      =================     =================

TOTAL FAIR VALUE                                         $         156,669      $         138,275     $         135,747
                                                         =================      =================     =================

The following table presents the maturity by type of the investment portfolio for the year ended December 31, 2004.

Table 6

                          INVESTMENT PORTFOLIO ANALYSIS
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                                                            Mortgage-Backed
                 U.S. Govt Agencies      Municipals           Securities        Corporate Notes
--------------------------------------------------------------------------------------------------------------------------------
                             Avg                  Avg                  Avg                 Avg
Description &     Book       TE        Book       TE        Book       TE       Book       TE           Total           Total
   Term           Value     Yield     Value      Yield     Value      Yield     Value     Yield     Amortized Cost    Fair Value
--------------------------------------------------------------------------------------------------------------------------------
 0-12 months     $     -    $   -    $  3,165     7.48%   $ 10,742     3.39%    $   -         -     $       13,907    $   13,924

  1-5 Years            -        -      17,435     6.80%     59,490     3.83%        -         -             76,925        77,306

  5-10 Years       1,939     2.49%     38,893     6.89%          -        -       100      7.30%            40,932        42,894

Over 10 Years      1,035     3.03%     20,667     6.61%          -        -         -         -             21,702        22,545
                 -------    -----    --------    -----    --------    -----     -----     -----     --------------    ----------

    Total        $ 2,974     2.68%   $ 80,160     6.82%   $ 70,232     3.76%    $ 100      7.30%    $      153,466    $  156,669
                 =======    =====    ========    =====    ========    =====     =====     =====     ==============    ==========

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

The risks associated with the Bank's loan categories are as follows:

Commercial and Agricultural. Credit risk is considered moderate. Past due loans are below industry averages. The portfolio is fairly diversified with no significant concentrations within one industry. Agricultural loans represent approximately 1.10% of total loans.

Real Estate. Credit risk is considered low, with delinquency ratios and non-performing loans at low levels.

Consumer. Credit risk is considered moderate, with delinquency ratios and non-performing loans at low levels.

Unallocated. (Table 3) The risk associated with the unallocated allowance for loan losses is based on historical charge-off rates for various loan categories and is applied to loans outstanding at the end of each quarter.

No loan customer exceeds the legal lending limit among the loan categories. The Bank's legal and internal lending limit as of December 31, 2004 was $8.6 million.

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

Table 7

                            SUMMARY OF LOAN PORTFOLIO
                                 (IN THOUSANDS)
                      LOANS OUTSTANDING AS OF DECEMBER 31,

                        2004                2003                  2002                 2001                 2000
                 -------------------- -------------------- -------------------- -------------------- --------------------
                           Percent of           Percent of           Percent of           Percent of           Percent of
                  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                 -------- ----------- -------- ----------- -------- ----------- -------- ----------- -------- -----------
Commercial and
    Agricultural $116,145    30.05%   $110,884    29.36%   $101,531    29.51%   $ 86,565    26.44%   $ 94,886    29.06%

Commercial
    Real Estate   110,972    28.71%    109,469    30.02%    104,042    30.24%     85,036    25.97%     76,478    23.42%

Residential
    Real Estate   139,612    36.12%    129,212    34.82%    126,122    36.65%    131,362    40.12%    131,592    40.29%

Consumer           16,980     4.39%     18,301     4.93%      9,470     2.75%     23,213     7.08%     22,270     6.82%

Other               2,806     0.73%      3,259     0.87%      2,938     0.85%      1,264     0.39%      1,345     0.41%
                 --------   ------    --------   ------    --------    -----    --------   ------    --------  -------

Total            $386,515   100.00%   $371,125   100.00%   $344,103    100.0%   $327,440   100.00%   $326,571   100.00%
                 ========   ======    ========   ======    ========    =====    ========   ======    ========   ======

Table 8

                          MATURITIES OF LOAN PORTFOLIO
                                DECEMBER 31, 2004
                                 (IN THOUSANDS)

                   Commercial     Commercial    Residential
Maturing         & Agricultural   Real Estate   Real Estate      Consumer        Other           Total
--------         --------------   -----------   -----------      --------       --------       --------
0-12 months         $ 95,139       $ 84,341       $ 88,005       $  4,911       $  1,919       $274,315
1-5 years             19,101         22,879         48,514         11,942            847        103,283
Over 5 years           1,905          3,752          3,093            127             40          8,917
                    --------       --------       --------       --------       --------       --------
Total               $116,145       $110,972       $139,612       $ 16,980       $  2,806       $386,515
                    ========       ========       ========       ========       ========       ========

Maturing           Fixed Rate  Adjustable Rate      Total
--------           ----------  ---------------    --------
0-12 months         $110,010       $164,305       $274,315
1-5 years            101,422          1,861        103,283
Over 5 years           8,917              0          8,917
                    --------       --------       --------
Total               $220,349       $166,166       $386,515
                    --------       ========       ========

The Bank's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Bank had no foreign loans in its portfolio as of December 31, 2004.

It is the policy of the Bank to place a loan on nonaccrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature and value of collateral securing the loan and the overall economic situation of the borrower when making a nonaccrual decision. Nonaccrual loans are closely monitored by management. A nonaccrual loan is restored to current status when the prospects of future contractual payments are no longer in doubt. Nonaccrual loans at December 31, 2004 and 2003 were $2.6 million and $3.3 million, respectively. The fluctuation in the level of nonaccrual loans over the past five years is attributed mainly to isolated credit deterioration in a few larger account relationships. These included consumer loans, commercial loans, agricultural loans and residential real estate loans. However, no trend in economic, industrial, geographical or other factors could be identified to account for the fluctuations in the level of nonaccrual loans. Accruing loans 90 days or more past due include loans that are both well secured and in the process of collection.

Table 9

                         RISK ELEMENTS OF LOAN PORTFOLIO
                                 (IN THOUSANDS)
                                  DECEMBER 31,

                                                2004         2003          2002         2001         2000
                                               ------       ------        ------       ------       ------
Nonaccrual loans                               $2,603       $3,272        $1,801       $2,312       $1,765
Accruing loans past due 90 days or more           452            6             2          529          419
                                               ------       ------        ------       ------       ------
Total nonperforming loans                      $3,055       $3,278        $1,803       $2,841       $2,184

Nonperforming loans as a percent of loans        0.79%        0.88%         0.52%        0.87%        0.67%

Ratio of the allowance for loan losses
to nonperforming loans                            125%         122%          187%          96%         175%

Total nonperforming loans at December 31, 2004 were $3.1 million, a decrease of $0.2 million from $3.3 million at December 31, 2003.

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

Deposits

The following table represents maturities of time deposits in denominations of $100,000 or more for the years ended December 31, 2004 and 2003.

Table 10

                   MATURITY OF TIME DEPOSITS $100,000 OR MORE
                                 (IN THOUSANDS)
                               FOR THE YEARS ENDED
                                  DECEMBER 31,

                                2004             2003
                               -------          -------
3 months or less               $ 9,352          $10,033
3 - 6 months                    11,628           11,558
6 - 12 months                   15,407           15,644
Over 12 months                  15,421           11,297
                               -------          -------

TOTAL                          $51,808          $48,532
                               =======          =======

Borrowings

FHLB advances increased from $30.0 million at December 31, 2003 to $40.0 million at December 31, 2004, an increase of $10.0 million or 33.0%. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are callable either six months or one year after origination and quarterly thereafter. Promissory notes to former shareholders of the Insurance Center at 9% maturing July 1, 2008 totaled $280,000 at December 31, 2004.

Contractual Obligations

The following table represents the maturities of Long-Term Obligations and Operating Lease Obligations as of December 31, 2004.

                     PAYMENTS DUE BY PERIOD AS OF 12/31/2004

                                                       Less than          1-3             3-5          More than
                                         Total          1 year           years           years          5 years
Long-Term Debt Obligations
  FHLB Borrowings                      $  40,000       $  25,000       $       -       $       -       $  15,000
  Other Obligations                    $   2,280       $   2,000       $       -       $     280       $       -
                                       ---------       ---------       ---------       ---------       ---------
Total Long-Term Obligations            $  42,280       $  27,000       $       -       $     280       $  15,000

Operating Lease Obligations
  Branch office lease                  $     231       $       -       $     231       $       -       $       -
                                       ---------       ---------       ---------       ---------       ---------
Total Operating Lease Obligations      $     231       $       -       $     231       $       -       $       -
                                       ---------       ---------       ---------       ---------       ---------
Total Contractual Obligations          $  42,511       $  27,000       $     231       $     280       $  15,000
                                       =========       =========       =========       =========       =========

Other Obligations include primarily Treasury Tax and Loan borrowings.

Off-Balance Sheet Arrangements

The Corporation has become a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit.

Off-balance sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Statement of Financial Condition. In the event of non-performance by the other party to a financial instrument, the Corporation's exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments and letters of credit as it does for on-balance sheet financial instruments. See Note 17 of the consolidated financial statements for specifics on the Corporation's off-balance sheet arrangements.

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

Capital Resources and Adequacy

Total shareholders' equity increased $5.7 million or 9.5% in 2004 to $65.9 million at the end of the year from $60.2 million at December 31, 2003. Net income of $7.9 million less other comprehensive loss of $0.6 million and $1.6 million in dividends paid contributed to this increase.

One measure of capital adequacy is the leverage ratio which is calculated by dividing average total assets for the most recent quarter into Tier 1 capital. The regulatory minimum for this ratio is 4.0%. The Bank's leverage ratio for the years ended December 31, 2004, 2003, and 2002 was 8.9%, 8.4%, and 7.5%,
respectively. The Corporation's leverage ratio for the years ended December 31, 2004, 2003 and 2002 was 8.9%, 8.6% and 7.7%, respectively. Banks and bank holding companies are also required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%. The Bank's Tier 1 capital (to risk-weighted assets) ratio for the years ended December 31, 2004, 2003, and 2002 was 12.8%, 12.0%, and 11.1% respectively. The Corporation's Tier 1 capital (to risk-weighted assets) ratio for the years ended December 31, 2004, 2003 and 2002 was 12.8%, 12.3% and 11.4%, respectively.

Another measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2) including adjustments for off balance sheet items such as letters of credit and taking into account the different degrees of risk among various assets. Regulators require a minimum total risk-based capital ratio of 8.0%. The Bank's ratio at December 31, 2004, and for each of the two preceding years was 13.7%, 13.1%, and 12.0%, respectively. The Corporation's total capital ratio (to risk-weighted assets) was 13.7%, 13.3% and 12.3% for the years ended December 31, 2004, 2003 and 2002, respectively. According to FDIC capital guidelines, the Bank is considered to be "well capitalized" as of December 31, 2004.

Management knows of no other trend or event which will have a material impact on capital. Please also refer to Note 14 in the Consolidated Financial Statements for additional discussion of regulatory matters.

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

Table 11: Interest Rate Sensitivity Analysis

                                                                December 31, 2004
                                                 ------------------------------------------------
                                                         Interest Rate Sensitivity Period
                                                   0-12        1-5          Over 5
                                                  Months      Years         Years          Total
                                                 --------   ---------      -------       --------
Interest Earnings Assets:
   Investment securities, at fair value            13,924      77,306       65,439        156,669
   Loans                                          274,315     103,283        8,917        386,515
   Other earning assets                            20,901           -            -         20,901
                                                 --------   ---------      -------       --------

Total Earning Assets                              309,140     180,589       74,356        564,085
                                                 ========   =========      =======       ========

Interest Bearing Liabilities:
   Deposits(Interest and Non-Interest Bearing)*   162,544     282,974          268        445,786
   Other borrowings                                27,000         280       15,000         42,280
   Securities sold under repurchase agreements     61,620           -            -         61,620
                                                 --------   ---------      -------       --------

Total Interest Bearing Liabilities                251,164     283,254       15,268        549,686
                                                 ========   =========      =======       ========

Interest Sensitivity Gap                           57,976    (102,665)      59,088         14,399
Cumulative Interest Sensitivity Gap                57,976     (44,689)      14,399

12 month cumulative gap as a percentage
of earning assets at December 31, 2004              18.75%
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

At the end of 2004, the Corporation's assets were repricing faster than liabilities. In the 1 - 5 year category, liabilities are repricing faster than assets. The Corporation cannot predict interest rates with certainty. Rates will change based on market conditions. However, the Corporation believes there is a higher likelihood that rates will increase rather than decrease so the Corporation prefers to be more asset sensitive than liability sensitive. In the event rates would decrease, the Corporation could reduce its income expense by raising liabilities at a slower pace.

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

The resulting simulations for December 31, 2004, projected that net interest income would decrease by approximately 0.2% of budgeted net interest income if rates rose by a 100 basis point shock, and projected that the net interest income would decrease by approximately 2.5% if rates fell by a 100 basis point shock.

Economic value of equity is another tool used to measure the impact of interest rates on the present value of assets, liabilities and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet. The projected changes for earnings simulation and economic value of equity for 2004 were within the Corporation's interest rate risk policy. The results of the 2004 modeling mirrored the other interest rate risk tests discussed above, as the Corporation maintained a relatively neutral position at December 31, 2004.

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

[WIPFLI LLP LOGO]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

We have audited the accompanying consolidated balance sheets of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manitowoc Bancorp, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Manitowoc Bancorp, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 21, 2005, expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Wipfli LLP
Wipfli LLP

January 21, 2005
Green Bay, Wisconsin

[WIPFLI LLP LOGO]

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Manitowoc Bancorp, Inc.
Manitowoc, Wisconsin

We have audited management's assessment, included in the accompanying Report of Management, that First Manitowoc Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management has informed us that the scope of its assessment includes financial reporting presented in conformity with both generally accepted accounting principles and Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). First Manitowoc Bancorp, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Manitowoc Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and call report instructions as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Manitowoc Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Manitowoc Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated January 21, 2005, expressed an unqualified opinion.

/s/ Wipfli LLP
Wipfli LLP

January 21, 2005
Green Bay, Wisconsin

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                      December 31
                                                                -----------------------
                                                                   2004          2003
                                                                ---------     ---------
                                                                     (In Thousands)
                           Assets
Cash and due from banks                                         $  13,179     $  16,355
Interest-bearing deposits                                           5,345         7,979
Federal funds sold                                                 21,349        11,433
                                                                ---------     ---------

   Cash and cash equivalents                                       39,873        35,767

Securities available for sale, at fair value                      156,669       138,275
Other investments (at cost)                                         5,340         5,052
Loans, net                                                        382,691       367,126
Premises and equipment, net                                         8,778         8,608
Goodwill                                                            8,973         8,968
Intangible assets                                                   1,936         2,117
Cash surrender value of life insurance                             11,673        11,244
Other assets                                                        6,242         4,796
                                                                ---------     ---------

TOTAL ASSETS                                                    $ 622,175     $ 581,953
                                                                =========     =========

                    Liabilities and Stockholders' Equity
Deposits                                                        $ 445,786     $ 428,284
Securities sold under repurchase agreements                        61,620        55,359
Borrowed funds                                                     42,280        31,910
Other liabilities                                                   6,616         6,177
                                                                ---------     ---------

     Total liabilities                                            556,302       521,730
                                                                ---------     ---------

Stockholders' equity:
   Common stock - $1 par value:
     Authorized - 10,000,000 shares
     Issued - 7,583,628 shares                                      7,584         7,584
   Retained earnings                                               56,866        50,560
   Accumulated other comprehensive income                           2,123         2,779
   Treasury stock, at cost - 646,360 shares in 2004 and 2003         (700)         (700)
                                                                ---------     ---------

     Total stockholders' equity                                    65,873        60,223
                                                                ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 622,175     $ 581,953
                                                                =========     =========

                  See accompanying notes to consolidated financial statements.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

                                                                      Years Ended December 31
                                                                      -----------------------
                                                              2004              2003            2002
                                                             -------          -------          -------
                                                             (In Thousands, Except per Share Amounts)
Interest income:
   Loans, including fees                                     $21,760          $21,608          $23,847
   Federal funds sold                                            221              304              336
   Securities:
     Taxable                                                   2,704            2,123            3,596
     Tax-exempt                                                3,357            3,154            3,032
                                                             -------          -------          -------

     Total interest income                                    28,042           27,189           30,811
                                                             -------          -------          -------

Interest expense:
   Deposits                                                    6,431            7,076            8,885
   Securities sold under repurchase agreements                 1,202            1,250            1,310
   Borrowed funds                                              1,163            1,357            1,783
                                                             -------          -------          -------

     Total interest expense                                    8,796            9,683           11,978
                                                             -------          -------          -------

Net interest income                                           19,246           17,506           18,833
Provision for loan losses                                        450            1,250            1,950
                                                             -------          -------          -------

Net interest income after provision for loan losses           18,796           16,256           16,883
                                                             -------          -------          -------

Other income:
   Trust service fees                                            568              533              548
   Service charges                                             1,494            1,819            1,564
   Insurance Center commissions                                2,175            1,781            1,772
   Loan servicing income                                         489              784              839
   Income on equity investment                                   402              369              378
   Gain on sales of mortgage loans                               232            1,851              868
   Gain on sales of securities                                    43                -                -
   Other                                                       1,091              750              616
                                                             -------          -------          -------

     Total other income                                        6,494            7,887            6,585
                                                             -------          -------          -------

Other expenses:
   Salaries, commissions, and employee benefits                8,956            8,478            8,242
   Occupancy                                                   1,659            1,752            1,932
   Data processing                                             1,091            1,059            1,176
   Postage, stationery, and supplies                             491              589              508
   Advertising                                                   314              355              425
   Outside service fees                                          815              478              497
   Loss on sales of other real estate                             58                -                -
   Amortization of intangibles                                   224              274              303
   Other                                                       1,374            1,448            1,459
                                                             -------          -------          -------

     Total other expenses                                     14,982           14,433           14,542
                                                             -------          -------          -------

Income before provision for income taxes                      10,308            9,710            8,926
Provision for income taxes                                     2,406            2,081            1,837
                                                             -------          -------          -------

Net income                                                   $ 7,902          $ 7,629          $ 7,089
                                                             =======          =======          =======

Earnings per share - Basic and diluted                       $  1.14          $  1.10          $  1.02
                                                             =======          =======          =======

                  See accompanying notes to consolidated financial statements.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                        Years Ended December 31, 2004, 2003, and 2002
                                     ---------------------------------------------------
                                                        Accumulated
                                                           Other
                                      Common  Retained  Comprehensive  Treasury
                                      Stock   Earnings     Income        Stock    Total
                                     -------  --------  -------------  --------  -------
                                                       (In Thousands)
Balance, January 1, 2002             $ 7,584  $ 38,563     $1,042      ($ 700)   $46,489

   Comprehensive income:
     Net income                                  7,089                             7,089
     Other comprehensive income                             1,971                  1,971
                                                                                 -------
   Total comprehensive income                                                      9,060

   Cash dividends ($0.18 per share)             (1,265)                           (1,265)
                                              --------                           -------

Balance, December 31, 2002             7,584    44,387      3,013        (700)    54,284
   Comprehensive income:
     Net income                                  7,629                             7,629
     Other comprehensive loss                                (234)                  (234)
                                                                                 -------
   Total comprehensive income                                                      7,395

   Cash dividends ($0.21 per share)             (1,456)                           (1,456)
                                              --------                           -------

Balance, December 31, 2003             7,584    50,560      2,779        (700)    60,223
   Comprehensive income:
     Net income                                  7,902                             7,902
     Other comprehensive loss                                (656)                  (656)
                                                                                 -------
   Total comprehensive income                                                      7,246

   Cash dividends ($0.23 per share)             (1,596)                           (1,596)
                                     -------  --------     ------      ------    -------

Balance, December 31, 2004           $ 7,584  $ 56,866     $2,123      ($ 700)   $65,873
                                     =======  ========     ======      ======    =======

                  See accompanying notes to consolidated financial statements.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                  Years Ended December 31
                                                                            ------------------------------------
                                                                              2004         2003          2002
                                                                            --------     ---------     ---------
                                                                                      (In Thousands)
Cash flows from operating activities:
   Net income                                                               $  7,902     $   7,629     $   7,089
                                                                            --------     ---------     ---------

   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                   450         1,250         1,950
     Depreciation and amortization of premises and equipment                     723           736           946
     Amortization of intangibles                                                 224           274           303
     Net amortization of securities                                              802         1,017           421
     Stock dividends on FHLB stock                                              (288)         (194)         (122)
     Proceeds from sales of mortgage loans                                    49,519       135,251       115,951
     Originations of mortgage loans held for sale                            (49,287)     (133,400)     (114,872)
     Gain on sales of mortgage loans                                            (232)       (1,851)         (868)
     Gain on sale of fixed assets                                                  -            (1)           (2)
     Realized gain on sale of securities available for sale                      (43)            -             -
     Undistributed income of joint venture                                      (402)         (369)         (378)
     Net earnings on life insurance                                             (429)         (434)         (259)
     (Increase) decrease in other assets                                      (1,386)          305         1,217
     Increase (decrease) in other liabilities                                    439          (228)          (31)
                                                                            --------     ---------     ---------

         Total adjustments                                                        90         2,356         4,256
                                                                            --------     ---------     ---------

Net cash provided by operating activities                                      7,992         9,985        11,345
                                                                            --------     ---------     ---------

Cash flows from investing activities:
   Activity in securities available for sale:
     Sales                                                                    24,334             -             -
     Maturities, prepayments, and calls                                       45,051        61,169        32,417
     Purchases                                                               (89,566)      (65,105)      (39,012)
   Purchase of other investments                                                   -        (2,000)         (103)
   Net increase in loans                                                     (15,264)      (27,657)      (17,765)
   Acquisition of insurance agency                                               (85)            -             -
   Purchases of premises and equipment                                          (893)         (701)         (305)
   Proceeds from sale of assets                                                    -            11           139
   Purchase of life insurance                                                      -        (5,000)            -
                                                                            --------     ---------     ---------

Net cash used in investing activities                                        (36,423)      (39,283)      (24,629)
                                                                            --------     ---------     ---------

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

                                                                       Years Ended December 31
                                                                  ----------------------------------
                                                                    2004         2003         2002
                                                                  --------     --------     --------
                                                                            (In Thousands)
Cash flows from financing activities:
   Net increase in deposits                                       $ 17,502     $ 12,185     $ 22,007
   Net increase in securities sold under repurchase agreements       6,261        4,475       17,776
   Proceeds from advances of borrowed funds                         27,000            -       21,747
   Repayment of borrowed funds                                     (16,630)      (6,228)     (30,788)
   Dividends paid                                                   (1,596)      (1,456)      (1,265)
                                                                  --------     --------     --------

Net cash provided by financing activities                           32,537        8,976       29,477
                                                                  --------     --------     --------

Net increase (decrease) in cash and cash equivalents                 4,106      (20,322)      16,193
Cash and cash equivalents at beginning                              35,767       56,089       39,896
                                                                  --------     --------     --------

Cash and cash equivalents at end                                  $ 39,873     $ 35,767     $ 56,089
                                                                  ========     ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                       $  8,701     $ 10,165     $ 11,321
   Income taxes                                                      2,191        1,799        1,634

Supplemental schedule of noncash activities:

Loans transferred to foreclosed properties                        $    751     $      -     $      -
Investments reclassified as loans                                        -            -          201

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

            Business - The Corporation provides a full range of financial services to individual and corporate customers in Northeastern Wisconsin through the Bank. The Corporation is subject to competition from other traditional and nontraditional financial institutions and is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

            Use of Estimates in Preparation of Financial Statements - The preparation of the accompanying consolidated financial statements of the Corporation in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

            Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

            The Bank is required to maintain non-interest-bearing deposits on hand or with the Federal Reserve Bank. At December 31, 2004, those required reserves of $1,929,000 were satisfied by currency and coin holdings.

            In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2004, were approximately $9,807,000.

            Investment Securities - The Corporation's securities are classified and accounted for as securities available for sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) within stockholders' equity until realized. Interest and dividends are included in interest income from securities as earned. Premiums are recognized in interest income using the interest method over the period to the call date. Discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

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

            Loans and Related Interest Income - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding and is recognized in the period earned. Loan-origination fees are credited to income when received and the related loan-origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

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

            Mortgage Servicing Rights - The Corporation recognizes mortgage servicing rights on loans that are originated and subsequently sold or securitized and servicing is retained. A portion of the cost of the loans is allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Corporation amortizes these mortgage servicing rights over the period of estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

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

            Goodwill is tested for impairment on an annual basis. The Corporation tested goodwill for impairment during the fourth quarter and determined that there was no impairment during 2004, 2003, and 2002. No amortization or impairment expense was recognized in 2004, 2003, or 2002.

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

            Rate Lock Commitments - The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The notional amount of rate lock commitments at December 31, 2004, was $2,243,000. The fair value of these derivatives was immaterial to the financial statements.

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

            Per Share Computations - All per share financial information and equity accounts have been adjusted to reflect the 2-for-1 stock split declared in October 2002. Weighted average shares outstanding were 6,937,268 for the years ended December 31, 2004, 2003, and 2002.

            Reclassifications - Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 classifications.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2      Securities Available for Sale

            The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                 Gross        Gross
                                                   Amortized   Unrealized   Unrealized    Estimated
                                                     Cost        Gains        Losses      Fair Value
                                                   ---------   ----------   ----------    ----------
                                                                    (In Thousands)
December 31, 2004

U.S. Treasury securities and obligations of
   U.S. government corporations and agencies        $  2,974   $        -   ($      38)   $    2,936
Obligations of states and political subdivisions      80,160        3,695          (52)       83,803
Mortgage-backed securities                            70,232          107         (510)       69,829
Corporate notes                                          100            1            -           101
                                                    --------   ----------   ----------    ----------

Total                                               $153,466   $    3,803   ($     600)   $  156,669
                                                    ========   ==========   ==========    ==========
December 31, 2003

U.S. Treasury securities and obligations of
   U.S. government corporations and agencies        $ 13,663   $       14   ($      84)   $   13,593
Obligations of states and political subdivisions      70,357        4,423          (37)       74,743
Mortgage-backed securities                            49,924          233         (321)       49,836
Corporate notes                                          100            3            -           103
                                                    --------   ----------   ----------    ----------

Total                                               $134,044   $    4,673   ($     442)   $  138,275
                                                    ========   ==========   ==========    ==========

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2      Securities Available for Sale (Continued)

            The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized   Estimated
                                            Cost     Fair Value
                                         ---------   ----------
                                             (In Thousands)
Due in one year or less                   $  3,165   $   3,210
Due after one year through five years       17,435      18,190
Due after five years through ten years      40,932      42,894
Due after ten years                         21,702      22,546
                                          --------   ---------

                                            83,234      86,840
Mortgage-backed securities                  70,232      69,829
                                          --------   ---------

Total                                     $153,466   $ 156,669
                                          ========   =========

            The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses from the years ended December 31:

                                                          Years Ended December 31
                                                          -----------------------
                                                            2004    2003   2002
                                                          -------   ----   -----
                                                              (In Thousands)
Proceeds from sales, maturities, and calls of securities  $24,334   $  -   $   -
Gross gains on sales                                           94      -       -
Gross losses on sales                                          51      -       -

            The estimated fair value of investment securities available for sale pledged to secure public deposits, securities sold under repurchase agreements, FHLB advances, and for other purposes required by law were $82,427,000 and $70,825,000 as of December 31, 2004 and 2003,
            respectively.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2      Securities Available for Sale (Continued)

            The following table shows the securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

                                   Less Than 12 months     12 Months or More          Total
                                 ----------------------    -----------------  ----------------------
         Description               Fair      Unrealized    Fair   Unrealized    Fair      Unrealized
        of Securities              Value       Losses      Value    Losses      Value       Losses
----------------------------     --------    ----------    -----  ----------  --------    ----------
                                                            (In Thousands)
2004

U.S. Treasury securities and
   direct obligations of
   U.S. government agencies      $  2,936     $     38     $  -      $     -  $  2,936     $     38
Obligations of states and
   political subdivisions           6,661           52        -            -     6,661           52
Mortgage-backed securities         46,524          510        -            -    46,524          510
                                 --------     --------     ----      -------  --------     --------
Total temporarily impaired
   securities                    $ 56,121     $    600     $  -      $     -  $ 56,121     $    600
                                 ========     ========     ====      =======  ========     ========

2003

U.S. Treasury securities and
   direct obligations of
   U.S. government agencies      $ 10,119     $     84     $  -      $     -  $ 10,119     $     84
Obligations of states and
   political subdivisions           3,796           37        -            -     3,796           37
Mortgage-backed securities         25,395          321        -            -    25,395          321
                                 --------     --------     ----      -------  --------     --------
Total temporarily impaired
   securities                    $ 39,310     $    442     $  -      $     -  $ 39,310     $    442
                                 ========     ========     ====      =======  ========     ========

            At December 31, 2004, 75 debt securities have unrealized losses with aggregate depreciation of 1.0% from the Corporation's amortized cost basis. These unrealized losses related principally to the increase in interest rates and are not due to changes in the financial condition of the issuer. In analyzing an issuer's financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts' reports. Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3      Loans

            The composition of loans at December 31 follows:

                                      2004               2003
                                  -----------        -----------
                                         (In Thousands)
Commercial and agricultural       $   116,145        $   110,884
Commercial real estate                110,972            109,469
Residential real estate               139,612            129,212
Consumer                               16,980             18,301
Other                                   2,806              3,259
                                  -----------        -----------

Subtotals                             386,515            371,125
Allowance for loan losses              (3,824)            (3,999)
                                  -----------        -----------

Loans, net                        $   382,691        $   367,126
                                  ===========        ===========

            An analysis of the allowance for loan losses for the years ended December 31 follows:

                                  2004             2003             2002
                                ---------        ---------        ---------
                                              (In Thousands)
Balance at beginning            $   3,999        $   3,384        $   2,737
Provision for loan losses             450            1,250            1,950
Loans charged off                    (795)            (749)          (1,578)
Recoveries on loans                   170              114              275
                                ---------        ---------        ---------

Balance at end                  $   3,824        $   3,999        $   3,384
                                =========        =========        =========

            Information regarding impaired and nonperforming loans as of December 31 follows:

                                                                           2004          2003
                                                                         --------      --------
                                                                             (In Thousands)
As of December 31:
Impaired loans for which an allowance has been provided                  $  1,275      $  2,398
Impaired loans for which no allowance has been provided                       573           169
                                                                         --------      --------

Total impaired loans                                                     $  1,848      $  2,567
                                                                         ========      ========

Impairment reserve (included in allowance for loan losses)               $    542      $    673
Total nonaccrual loans                                                      2,603         3,272
Total loans past due 90 days or more and still accruing                       452             6

For the years ended December 31:
Average investment in impaired loans                                     $  2,039      $  2,725
Interest income that would have been recognized on an accrual basis           287           419
Cash-basis interest income recognized                                          51           197

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3      Loans (Continued)

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

            Activity in such loans during 2004 is summarized below (in thousands):

Loans outstanding, December 31, 2003         $   12,640
New loans                                        37,997
Repayments                                      (32,067)
                                             ----------

Loans outstanding, December 31, 2004         $   18,570
                                             ==========

Note 4      Loan Servicing

            Mortgage loans of $181,318,000 and $178,722,000 as of December 31, 2004 and 2003, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                             2004            2003            2002
                          ---------       ---------       ---------
                                        (In Thousands)
Balance, January 1        $   1,789       $   1,520       $   1,094
Capitalized amounts             467           1,334           1,144
Amortization                   (500)         (1,065)           (718)
                          ---------       ---------       ---------

Balance, December 31      $   1,756       $   1,789       $   1,520
                          =========       =========       =========

            The carrying value of the mortgage servicing rights is included with intangible assets and approximates fair market value at December 31, 2004 and 2003. The fair value of mortgage servicing rights was determined using the present value of future cash flows method. No impairment of mortgage servicing rights existed at December 31, 2004 or 2003; therefore, no valuation allowance was recorded.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5      Premises and Equipment

            Premises and equipment at December 31 consist of the following:

                                                        2004           2003
                                                      ---------      ---------
                                                           (In Thousands)
Land                                                  $   1,413      $   1,413
Buildings and improvements                                8,354          7,903
Furniture and equipment                                   5,548          5,106
                                                      ---------      ---------

Totals                                                   15,315         14,422
Less - Accumulated depreciation and amortization          6,537          5,814
                                                      ---------      ---------

Net depreciated value                                 $   8,778      $   8,608
                                                      =========      =========

            Depreciation and amortization expense was $723,000, $736,000, and $946,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 6      Investment in United Financial Services, Inc.

            The Bank owns 49.8% of United Financial Services, Inc. ("venture") whose business is developing and providing data processing services to the Bank and other financial institutions. The venture has total assets of $5,482,000 and liabilities of $426,000. The Bank's investment in the venture was $2,491,000 and $2,088,000 at December 31, 2004 and 2003, respectively. The investment is accounted for on the equity method and included in other assets. The Bank's earnings from its investment in the venture were approximately $402,000, $369,000, and $378,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Data processing service fees paid by the Bank to the venture were approximately $781,000, $787,000, and $843,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

            The Bank has a contract with the venture that extends through December 2005. At that time, the contract is automatically renewed for a period of one year. The Bank has the option to terminate the contract at any time, but would have incurred a termination penalty of approximately $469,000 at December 31, 2004. The termination penalty is calculated using the greater of 50% of the total estimated remaining unpaid monthly processing fees or six times the average monthly fee over the prior three months. A termination penalty is not incurred if the Bank provides 180 days' notice and continues processing up to the end of that period.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7      Intangible Assets

            Intangible assets consist of the following at December 31:

                                     Range of
                                      Lives
                                     (Years)         2004          2003
                                     --------      --------      --------
                                                       (In Thousands)
Core deposit premium                     10.0      $  1,509      $  1,509
Trade name                                5.0           377           376
Customer base                            15.0           214           135
Servicing asset                           7.0            68            72
                                     --------      --------      --------

Subtotals                                             2,168         2,092
Less - Accumulated amortization                       1,988         1,764
                                     --------      --------      --------

Subtotals                                               180           328
Mortgage servicing rights - Net           5.0         1,756         1,789
                                     --------      --------      --------

Totals                                             $  1,936      $  2,117
                                                   ========      ========

            Amortization expense for intangible assets, excluding servicing rights, was $224,000 in 2004, $274,000 in 2003, and $303,000 in
            2002.

            The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances as of December 31, 2004.

                Trade    Customer   Servicing
                Name       Base       Asset
                -----    --------   ---------
                      (In Thousands)
2005            $  89      $   5      $   5
2006                1          5          3
2007                -          5          1
2008                -          5          2
2009                -          5          -
Thereafter          -         54          -
                -----      -----      -----

Total           $  90      $  79      $  11
                =====      =====      =====

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8      Goodwill

            Changes in goodwill for the years ended December 31, 2004 and 2003, were as follows:

                                          2004           2003
                                        --------       --------
                                            (In Thousands)
Balance at beginning                    $  8,968       $  8,968
Goodwill acquired during the year              5              -
                                        --------       --------

Totals                                  $  8,973       $  8,968
                                        ========       ========

            During 2004, the Corporation acquired the customer base of an insurance agency in Green Bay, Wisconsin. The purchase price included goodwill amounting to $5,000, a noncompete agreement amounting to $1,000, and an amount related to customer-based assets of $79,000. Additional contingent payments may be made to the seller, who was retained as an agent, based upon the retention of the customer base over a five-year period.

            The Corporation tested for impairment and determined that there was no impairment of goodwill during 2004. No amortization or impairment expense was recognized during 2004 or 2003.

Note 9      Deposits

            The distribution of deposits at December 31 is as follows:

                                              2004             2003
                                           ----------       ----------
                                                 (In Thousands)
Non-interest-bearing demand deposits       $   76,336       $   71,195
Interest-bearing demand deposits               59,389           53,411
Savings deposits                              116,765          116,786
Time deposits                                 193,296          186,892
                                           ----------       ----------

Total deposits                             $  445,786       $  428,284
                                           ==========       ==========

            Time deposits of $100,000 or more were approximately $51,808,000 and $48,532,000 at December 31, 2004 and 2003, respectively. Interest expense on time deposits of $100,000 or more was approximately $1,340,000, $1,505,000, and $1,978,000 for the years ended December
            31, 2004, 2003, and 2002, respectively.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9      Deposits (Continued)

            At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005                $  137,295
2006                    30,738
2007                    14,320
2008                     6,331
2009                     4,344
Thereafter                 268
                    ----------

Total               $  193,296
                    ==========

            Deposit balances with the Corporation's executive officers, directors, and affiliated companies in which they are principal owners were $1,077,000 and $1,120,000 at December 31, 2004 and 2003,
            respectively.

Note 10     Securities Sold Under Repurchase Agreements

            Securities sold under repurchase agreements have contractual maturities up to one year from the transaction date with variable and fixed-rate terms. The agreements to repurchase securities require that the Corporation (seller) repurchase identical securities as those that are sold. The securities underlying the agreements were under the Corporation's control.

            Information concerning securities sold under repurchase agreements consists of the following:

                                                               2004              2003              2002
                                                             ---------         ---------         ---------
                                                                         (Dollars in Thousands)
Outstanding balance at the end of the year                   $  61,620         $  55,359         $  50,884
Weighted average interest rate at the end of the year             2.52%             2.00%             2.58%
Average balance during the year                              $  55,992         $  50,212         $  46,895
Average interest rate during the year                             2.15%             2.49%             2.79%
Maximum month-end balance during the year                    $  61,620         $  55,359         $  53,143

            Securities sold under repurchase agreements with the Corporation's executive officers, directors, and affiliated companies in which they are principal owners were $3,715,000 and $3,493,000 at December 31, 2004 and 2003, respectively.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 Borrowed Funds

        Borrowed funds are summarized as follows at December 31:

                                                                            2004       2003
                                                                          --------   --------
                                                                            (In Thousands)
FHLB advance, 1.46%, due March 2005                                       $  5,000   $      -
FHLB advance, 1.24%, due March 2005                                          5,000     10,000
FHLB advance, 1.65%, due July 2005                                          15,000      5,000
FHLB advance, 4.55%, due January 2011                                        5,000      5,000
FHLB advance, 4.33%, due November 2011                                      10,000     10,000
Promissory notes to former stockholders of the Insurance Center, at 9%,
   maturing July 1, 2008                                                       280        345
                                                                          --------   --------

Subtotals                                                                   40,280     30,345
Treasury, tax, and loan account                                              2,000      1,565
                                                                          --------   --------

Total borrowed funds                                                      $ 42,280   $ 31,910
                                                                          ========   ========

        The Corporation is a treasury, tax & loan (TT&L) depository for the Federal Reserve Bank and, as such, it accepts TT&L deposits. The Corporation is allowed to borrow these funds until they are called. The average rate paid on the TT&L account was 1.12% in 2004, 1.08% in 2003, and 1.46% in 2002. U.S. Agency Securities with a face value greater than or equal to the amount borrowed are pledged as a condition of borrowing TT&L deposits.

        FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Corporation is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. Total loans pledged as collateral were approximately $104,776,000 and $105,892,000 at December 31, 2004 and
        2003, respectively. The FHLB advances are also collateralized by $4,920,100 and $4,631,700 of FHLB stock owned by the Corporation and included in other investments at December 31, 2004 and 2003, respectively. This stock is recorded at cost, which approximates fair value. Transfer of the stock is substantially restricted.

        Scheduled maturities of borrowed funds outstanding other than TT&L at December 31, 2004, are as follows (in thousands):

2005              $ 25,070
2006                    76
2007                    84
2008                    50
2009                     -
Thereafter          15,000
                  --------
Total             $ 40,280
                  ========

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 Income Taxes

        The provision for income taxes consists of the following for the years ended December 31:

                                     2004       2003        2002
                                   --------   --------    --------
                                           (In Thousands)
Current tax expense:
   Federal                         $  1,900   $  2,054    $  1,671
   State                                284         16          19
                                   --------   --------    --------

     Total current                    2,184      2,070       1,690
                                   --------   --------    --------

Deferred tax expense (credit):
   Federal                               80        (85)        107
   State                                142         96          40
                                   --------   --------    --------

     Total deferred                     222         11         147
                                   --------   --------    --------

Total provision for income taxes   $  2,406   $  2,081    $  1,837
                                   ========   ========    ========

        A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                       2004        2003        2002
                                                     --------    --------    --------
                                                              (In Thousands)
Tax expense at federal statutory rate                $  3,504    $  3,301    $  3,035
Increase (decrease) in taxes resulting from:
   Tax-exempt interest                                 (1,179)     (1,110)     (1,071)
   State income taxes - Net of federal tax benefit        281          74          39
   Cash surrender value of life insurance                (146)       (151)        (88)
   Income of joint venture                               (137)       (125)       (128)
   Nondeductible intangible amortization                   42          42          42
   Other                                                   41          50           8
                                                     --------    --------    --------

Total provision for income taxes                     $  2,406    $  2,081    $  1,837
                                                     ========    ========    ========

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 Income Taxes (Continued)

        Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of the net deferred tax liability at December 31 are as follows:

                                                        2004        2003
                                                      --------    --------
                                                         (In Thousands)
Deferred tax assets:
   Deferred compensation                               $   981     $   896
   Allowance for loan losses                             1,499       1,476
   Intangibles                                              85         120
   Accrued vacation                                        140         133
   State net operating loss carryforward                     -         136
   Other                                                     4          28
                                                      --------    --------

     Total deferred tax assets                           2,709       2,789
                                                      --------    --------

Deferred tax liabilities:
   Investment acquisition and discount accretion           (90)        (86)
   Mortgage servicing rights                              (689)       (701)
   Depreciation                                           (549)       (514)
   Unrealized gain on securities available for sale     (1,080)     (1,452)
   FHLB stock dividends                                   (365)       (250)
                                                      --------    --------

     Total deferred tax liabilities                     (2,773)     (3,003)
                                                      --------    --------

Net deferred tax liability                            ($    64)   ($   214)
                                                      ========    ========

Note 13 Benefit Plans

        Effective January 1, 2002, the Corporation merged its defined contribution money purchase plan into its defined contribution profit sharing 401(k) plan, and effective January 1, 2003, the plan was amended to include provisions for an employee stock ownership plan (ESOP). All participants of the 401(k) plan are eligible for the ESOP. Shares are purchased on the open market as they become available. As of December 31, 2004, the plan held 637,927 shares. These shares are included in the calculation of the Corporation's earnings per share. The plan is available to all employees over 18 years of age after completion of six months of service. Employees participating in the plan may elect to defer a minimum of 2% of compensation up to the limits specified by law. The Corporation may make discretionary contributions up to the limits established by IRS regulations. The discretionary match was 35% of participant tax deferred contributions up to 10% in 2004, 2003, and 2002. The Corporation made additional discretionary contributions to the plan of $341,000, $333,000, and $323,000 in 2004, 2003, and 2002,
        respectively. All discretionary contributions are at the direction of the Board of Directors. Total expense associated with the plans was approximately $533,000, $508,000, and $487,000 in 2004, 2003, and 2002,
        respectively.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 Benefit Plans (Continued)

        The Corporation has a deferred compensation agreement with one of its officers. Under the terms of the agreement, benefits to be received in the future continue to vest each year until the officer reaches retirement age. The benefits are generally payable beginning with the date of termination of employment with the Corporation. The agreement initially required an annual payment of $80,600 over 15 years. The annual payment increases 5% for each year the officer remains employed with the Corporation from 2004 through 2008. Related expense for this agreement was approximately $32,000, $107,000, and $107,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Included in other liabilities is the vested present value of future payments of approximately $675,000 and $643,000 at December 31, 2004 and 2003, respectively.

        The Corporation has a nonqualified deferred directors' fee plan which permits directors to defer a portion of their compensation. The benefits are generally payable beginning with the earlier of attaining age 70 or resignation from the Board of the Corporation. Included in other liabilities is the estimated present value of future payments of approximately $1,826,000 and $1,641,000 at December 31, 2004 and 2003,
        respectively. Expense associated with this plan was approximately $197,000, $210,000, and $200,000 in 2004, 2003, and 2002, respectively.

Note 14 Stockholders' Equity

        The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 Stockholders' Equity (Continued)

        The Corporation's and the Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                         For Capital                    Prompt Corrective
                                                 Actual               Adequacy Purposes                 Action Provisions
                                            ----------------    ------------------------------    ------------------------------
                                             Amount    Ratio         Amount           Ratio           Amount            Ratio
                                            --------   -----    --------------      ----------    --------------     -----------
                                                                          (Dollars in Thousands)

December 31, 2004:

Total capital (to risk-weighted assets):
   Consolidated                             $ 58,335    13.9%   > or = $33,540      > or = 8.0%              N/A
   First National Bank in Manitowoc         $ 57,092    13.7%   > or = $33,460      > or = 8.0%   > or = $41,825     > or = 10.0%
Tier I capital (to risk-weighted assets):
   Consolidated                             $ 54,511    13.0%   > or = $16,770      > or = 4.0%              N/A
   First National Bank in Manitowoc         $ 53,268    12.8%   > or = $16,730      > or = 4.0%   > or = $25,095      > or = 6.0%
Tier I capital (to average assets):
   Consolidated                             $ 54,511     9.1%   > or = $24,050      > or = 4.0%              N/A
   First National Bank in Manitowoc         $ 53,268     8.9%   > or = $24,009      > or = 4.0%   > or = $30,012      > or = 5.0%

December 31, 2003:

Total capital (to risk-weighted assets):
   Consolidated                             $ 51,982    13.3%   > or = $31,224      > or = 8.0%              N/A
   First National Bank in Manitowoc         $ 50,886    13.1%   > or = $31,140      > or = 8.0%   > or = $38,924     > or = 10.0%
Tier I capital (to risk-weighted assets):
   Consolidated                             $ 47,983    12.3%   > or = $15,610      > or = 4.0%              N/A
   First National Bank in Manitowoc         $ 46,887    12.0%   > or = $15,570      > or = 4.0%   > or = $23,355      > or = 6.0%
Tier I capital (to average assets):
   Consolidated                             $ 47,983     8.6%   > or = $22,357      > or = 4.0%              N/A
   First National Bank in Manitowoc         $ 46,887     8.4%   > or = $22,314      > or = 4.0%   > or = $27,893      > or = 5.0%

        The Bank, as a national bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Office of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends the Bank could declare without the prior approval of the Office of the Comptroller of the Currency as of December 31, 2004, totaled approximately $19,909,000. The payment of dividends may be further limited by the need for the Corporation and the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 Accumulated Other Comprehensive Income

        Comprehensive income is shown in the consolidated statements of stockholders' equity. The Corporation's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                                 2004        2003        2002
                                                               --------    --------    --------
                                                                       (In Thousands)
Accumulated other comprehensive income at beginning            $  2,779    $  3,013    $  1,042
                                                               --------    --------    --------
Activity:
   Unrealized gain (loss) on securities available for sale       (1,071)       (391)      3,020
   Reclassification adjustments for gains realized in income         43           -           -
                                                               --------    --------    --------

Subtotals                                                        (1,028)       (391)      3,020
Tax impact                                                          372         157      (1,049)
                                                               --------    --------    --------

Other comprehensive income (loss)                                  (656)       (234)      1,971
                                                               --------    --------    --------

Accumulated other comprehensive income at end                  $  2,123    $  2,779    $  3,013
                                                               ========    ========    ========

Note 16 Segment Information

        First Manitowoc Bancorp, Inc., through a branch network of its subsidiary, First National Bank in Manitowoc, provides a full range of consumer and commercial financial institution services to individuals and businesses in Northeastern Wisconsin. These services include credit cards; secured and unsecured consumer, commercial, and real estate loans; demand, time, and savings deposits; ATM processing; insurance services; and trust services. The Corporation also offers a full line of insurance services through the Insurance Center.

        While the Corporation's chief decision makers monitor the revenue streams of various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's financial institution operations are considered by management to be aggregated in one reportable operating segment.

Note 17 Commitments and Contingencies

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

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 Commitments and Contingencies (Continued)

        Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk at December 31 are as follows:

                                  Notional Amount
                                -------------------
                                  2004       2003
                                --------   --------
                                   (In Thousands)
Commitments to extend credit:
   Fixed                        $ 68,322   $ 75,134
   Variable                       11,460          -
Credit card arrangements           6,295      2,510
Standby letters of credit          6,653      5,826

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

        The Bank has a non-Wisconsin subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax. Over the past year, the Wisconsin Department of Revenue (WDOR) has conducted an audit of the subsidiary. Subsequent to the balance sheet date, the Corporation has reached a tentative settlement with the WDOR. The terms of the settlement are confidential. The amount was appropriately reserved for as of the balance sheet date.

        Legal Contingencies - Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

        Concentrations of Credit Risk - The majority of the Corporation's loans, commitments, and standby letters of credit have been granted to customers in the Corporation's market area. The concentrations of credit by type are set forth in Note 3. Standby letters of credit were granted primarily to commercial borrowers. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 Fair Value of Financial Instruments

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

        Loans and Loans Held for Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

        Impaired loans and other nonperforming loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.

        Mortgage Servicing Rights - Fair values were determined using the present value of future cash flows method. Carrying value approximates fair value.

        Cash Surrender Value of Life Insurance - The carrying amount approximates its fair value.

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

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 Fair Value of Financial Instruments (Continued)

        The carrying amount and estimated fair value of financial instruments at December 31 were as follows:

                                                            2004                         2003
                                                 --------------------------   --------------------------
                                                  Carrying      Estimated      Carrying      Estimated
                                                   Amount      Fair Value       Amount      Fair Value
                                                 ----------   -------------   ----------   -------------
                                                                        (In Thousands)
Financial assets:
   Cash and cash equivalents                     $   39,873   $      39,873   $   35,767   $      35,767
   Securities available for sale                    156,669         156,669      138,275         138,275
   Other investments                                  5,340           5,340        5,052           5,052
   Loans - Net                                      382,691         382,156      367,126         371,167
   Mortgage servicing rights                          1,756           1,756        1,789           1,789
   Cash surrender value of life insurance            11,673          11,673       11,244          11,244
   Accrued interest receivable                        2,642           2,642        2,375           2,375
                                                 ----------   -------------   ----------   -------------

Total financial assets                           $  600,644   $     600,109   $  561,628   $     565,669
                                                 ==========   =============   ==========   =============
Financial liabilities:
   Deposits                                      $  445,786   $     446,858   $  428,284   $     431,625
   Securities sold under repurchase agreements       61,620          61,831       55,359          55,554
   Borrowed funds                                    42,280          42,324       31,910          33,994
   Accrued interest payable                           1,311           1,311        1,305           1,305
                                                 ----------   -------------   ----------   -------------

Total financial liabilities                      $  550,997   $     552,324   $  516,858   $     522,478
                                                 ==========   =============   ==========   =============

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

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 Condensed Parent Company Only Financial Statements

        Balance Sheets

                                                        December 31
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
                                                     (In Thousands)
            Assets
Cash                                               $      4    $      9
Repurchase agreements with Bank                         238          47
Investment in Bank                                   64,630      59,127
Premises and equipment                                1,008       1,053
                                                   --------    --------

TOTAL ASSETS                                       $ 65,880    $ 60,236
                                                   ========    ========

            Liabilities and Stockholders' Equity

Liabilities:
    Other liabilities                              $      7    $     13
                                                   --------    --------

       Total liabilities                                  7          13
                                                   --------    --------

Stockholders' equity:
    Common stock                                      7,584       7,584
    Retained earnings                                56,866      50,560
    Accumulated other comprehensive income            2,123       2,779
    Treasury stock, at cost                            (700)       (700)
                                                   --------    --------

       Total stockholders' equity                    65,873      60,223
                                                   --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 65,880    $ 60,236
                                                   ========    ========

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 Condensed Parent Company Only Financial Statements (Continued)

        Statements of Income

                                                        Years Ended December 31
                                                    -------------------------------
                                                      2004        2003       2002
                                                    --------    --------   --------
                                                           (In Thousands)
Dividends received from Bank                        $  1,755    $  1,350   $  1,350
Rental income received from Bank                         157         157        151
Interest and other income                                  1           2          2
Equity in earnings of subsidiaries                     6,159       6,265      5,729
                                                    --------    --------   --------

   Total income                                        8,072       7,774      7,232
                                                    --------    --------   --------

Other operating expenses                                 179         135        136
                                                    --------    --------   --------

Income before provision (credit) for income taxes      7,893       7,639      7,096
Provision (credit) for income taxes                       (9)         10          7
                                                    --------    --------   --------

Net income                                          $  7,902    $  7,629   $  7,089
                                                    ========    ========   ========

FIRST MANITOWOC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 Condensed Parent Company Only Financial Statements (Continued)

        Statements of Cash Flows

                                                                   Years Ended December 31
                                                              --------------------------------
                                                                2004        2003       2002
                                                              --------    --------    --------
                                                                       (In Thousands)
Cash flows from operating activities:
   Net income                                                 $  7,902    $  7,629    $  7,089
                                                              --------    --------    --------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   45          43          41
     Equity in earnings of subsidiary                           (6,159)     (6,265)     (5,729)
     Change in other operating liabilities                          (6)          3           4
                                                              --------    --------    --------

        Total adjustments                                       (6,120)     (6,219)     (5,684)
                                                              --------    --------    --------

Net cash provided by operating activities                        1,782       1,410       1,405
                                                              --------    --------    --------
Cash flows from investing activities:
   Purchases of premises and equipment                               -         (48)          -
   (Increase) decrease in repurchase agreements                   (191)         99        (141)
                                                              --------    --------    --------

Net cash provided by (used in) investing activities               (191)         51        (141)
                                                              --------    --------    --------

Net cash used in financing activities - Cash dividends paid     (1,596)     (1,456)     (1,265)
                                                              --------    --------    --------

Net increase (decrease) in cash                                     (5)          5          (1)
Cash at beginning                                                    9           4           5
                                                              --------    --------    --------

Cash at end                                                   $      4    $      9    $      4
                                                              ========    ========    ========

Note 20 Subsequent Event

        On February 25, 2005, the Corporation announced that it would be engaging in a "going private" transaction (the "Transaction") to eliminate annual expenses in connection with compliance with the Sarbanes-Oxley Act of 2002 and the reporting requirements of the Securities Exchange Act of 1934. The Transaction is designed to reduce the number of the Corporation's stockholders to permit the Corporation to terminate its registration with the United States Securities and Exchange Commission.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to the officers who certify the Corporation's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Corporation have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Wipfli LLP, an independent registered public accounting firm, as stated in their report which is included herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K is included in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption "Election of Directors," and the information concerning executive officers of the registrant, under the caption "Executive Officers Who Are Not Directors," which is incorporated herein by reference. The information required by Item 405 of Regulation S-K concerning compliance with
Section 16(a) of the

Exchange Act is included in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the heading "Principal Accountant Fees and Services" in the Corporation's definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

         The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Reports of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets---December 31, 2004 and 2003

         Consolidated Statements of Income---For the Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Shareholders' Equity---For the Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Cash Flows---For the Years Ended December 31, 2004, 2003, and 2002

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

     11             Statement Re Computation of Per Share Earnings.
                    See Note 1 in Part II Item 8.

     12             Annual Report of First Manitowoc Bancorp, Inc. to
                    Shareholders for the period ended December 31, 2004.

     21             Subsidiaries of the Corporation.

     23             Consent of Independent Registered Public Accounting Firm

     31.1 Certification of Thomas J. Bare pursuant to Rule 13a-14(a) or 15(d)-14(a)

     31.2 Certification of Paul H. Wojta pursuant to Rule 13a-14(a) or 15(d)-14(a)

     32.1           Section 1350 Certification of Thomas J. Bare and
                    Paul H. Wojta

     99.1           Proxy Statement of First Manitowoc Bancorp, Inc. for 2005
                    Annual Meeting of Shareholders.

         A copy of one or more of the exhibits listed herein can be obtained by writing Paul H. Wojta, Chief Financial Officer, First Manitowoc Bancorp, 402 North Eighth Street, Manitowoc, Manitowoc County, Wisconsin.

(b) Reports on Form 8-K

         During the fourth quarter of 2004, the Corporation did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST MANITOWOC BANCORP, INC.

Date:  March 15, 2005                         /s/ Thomas J. Bare
                                              ------------------
                                                    Thomas J. Bare
                                                    Chief Executive Officer

                                                    /s/ Paul H. Wojta
                                                    -----------------
                                                    Paul H. Wojta
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bare                                        /s/ Robert S. Weinert
------------------                                        ---------------------
Thomas J. Bare, President and Chief              Robert S. Weinert, Chairman
Executive Officer

Date:  March 15, 2005                            Date:  March 15, 2005

/s/ John J. Zimmer                                        /s/ John M. Jagemann
------------------                                        --------------------
John J. Zimmer, Vice President                   John M. Jagemann, Director

Date:  March 15, 2005                            Date:  March 15, 2005

/s/ John C. Miller                               /s/ John E. Nordstrom
------------------                               ---------------------
John C. Miller, Director                         John E. Nordstrom, Director

Date:  March 15, 2005                            Date:  March 15, 2005

/s/ Craig A. Pauly                               /s/ Katherine M. Reynolds
------------------                               -------------------------
Craig A. Pauly, Director                         Katherine M. Reynolds, Director

Date:  March 15, 2005                            Date:  March 15, 2005

/s/ John M. Webster
-------------------
John M. Webster, Director

Date:  March 15, 2005