Form 10-Q
period 2005-03-31
FIRST MANITOWOC BANCORP INC
filed 2005-05-10
CIK 719495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to_____________________

Commission file number 0-25983

                          First Manitowoc Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-1435359
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

402 North Eighth Street, Manitowoc, Wisconsin                 54220
---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip code)

                                 (920) 684-6611
              ---------------------------------------------------
              Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                                 Yes [X] No [ ]

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 2005, was 6,937,268 shares.

                          FIRST MANITOWOC BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):
                 Consolidated Statements of Financial Condition -
                 March 31, 2005 and December 31, 2004                                1

                 Consolidated Statements of Income -
                 Three Months Ended March 31, 2005 and 2004                          2

                 Consolidated Statements of Changes in
                 Shareholders' Equity
                 Three Months Ended March 31, 2005 and 2004                          3

                 Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2005 and 2004                          4

                 Notes to Consolidated Financial Statements                          5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk         18

         Item 4. Controls and Procedures                                            18

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                  18

         Item 5. Other Information                                                  18

         Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                          FIRST MANITOWOC BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                March 31,             December 31,
                                                                                  2005                   2004
                                                                                ---------             ------------
                                                                                (In Thousands, Except Share Data)
ASSETS

Cash and due from banks                                                         $  14,111              $  13,179
Interest-bearing deposits                                                             423                  5,345
Federal funds sold                                                                 17,456                 21,349
                                                                                ---------              ---------
Cash and cash equivalents                                                          31,990                 39,873
Securities available for sale, at fair value                                      159,485                156,669
Other investments (at cost)                                                         5,408                  5,340
Loans, net                                                                        386,391                382,691
Premises and equipment                                                              8,644                  8,778
Goodwill                                                                            8,973                  8,973
Intangible assets                                                                   1,851                  1,936
Cash surrender value of life insurance                                             11,769                 11,673
Other assets                                                                        7,472                  6,242
                                                                                ---------              ---------
Total Assets                                                                    $ 621,983              $ 622,175
                                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                        $ 435,670              $ 445,786
Securities sold under repurchase agreements                                        66,217                 61,620
Borrowed funds                                                                     46,927                 42,280
Other liabilities                                                                   6,758                  6,616
                                                                                ---------              ---------
Total liabilities                                                                 555,572                556,302
                                                                                ---------              ---------
Shareholders' equity:
      Common stock -- $1.00 par value; authorized -- 10,000,000 shares;
        issued -- 7,583,628 shares                                                  7,584                  7,584
      Retained earnings                                                            58,602                 56,866
      Accumulated other comprehensive income                                          925                  2,123
Treasury stock at cost--646,360 shares                                              (700)                   (700)
                                                                                ---------              ---------
Total shareholders' equity                                                         66,411                 65,873
                                                                                ---------              ---------
Total Liabilities and Shareholders' Equity                                      $ 621,983              $ 622,175
                                                                                =========              =========

    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three  months ended
                                                                March 31
                                                       ------------------------
                                                          2005          2004
                                                       ----------     ---------
Interest income:
    Loans, including fees                              $    5,853     $   5,177
    Federal funds sold                                        104            44
    Securities
     Taxable                                                  679           633
     Tax-exempt                                               909           802
    Other                                                      68            --
                                                       ----------     ---------
         Total interest income                              7,613         6,656
                                                       ----------     ---------

Interest expense:
    Deposits                                                1,857         1,495
    Securities sold under repurchase agreements               467           260
    Borrowed funds                                            294           337
                                                       ----------     ---------
         Total interest expense                             2,618         2,092
                                                       ----------     ---------

Net interest income                                         4,995         4,564
Provision for loan losses                                     100           100
                                                       ----------     ---------
Net interest income after provision for loan losses         4,895         4,464

Other income:
    Trust service fees                                        140           157
    Service charges                                           348           332
    Commissions (The Vincent Group)                           558           492
    Loan servicing income                                     127           376
    Income on equity investment                                73            98
    Gain on sales of mortgage loans                            23            60
    Other                                                     474           538
                                                       ----------     ---------
         Total other income                                 1,743         2,053

Other expenses:
    Salaries, commissions, and employee benefits            2,159         2,217
    Occupancy                                                 441           438
    Data processing                                           287           264
    Postage, stationery, and supplies                         108           126
    Advertising                                               132           111
    Outside service fees                                      115           238
    Loss on sales of other real estate                         21            --
    Amortization of intangibles                                24            68
    Other                                                     462           267
                                                       ----------     ---------
         Total other expenses                               3,749         3,729
                                                       ----------     ---------
Income before provision for income taxes                    2,889         2,788
Provision for income taxes                                    702           641
                                                       ----------     ---------
Net income                                             $    2,187     $   2,147
                                                       ==========     =========
Earnings per share--basic and diluted                  $     0.32     $    0.31


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Three Months Ended March 31, 2004
                                                            (In Thousands)
                                                             Accumulated
                                                                Other
                                         Common   Retained  Comprehensive  Treasury
                                          Stock   Earnings  Income (Loss)    Stock    Total
                                         -------  --------  -------------  --------  --------
Balance at December 31, 2003             $ 7,584  $ 50,560    $   2,779     ($700)   $ 60,223
    Comprehensive income:
       Net income                            ---     2,147          ---       ---       2,147
       Other comprehensive income            ---       ---          882       ---         882
                                                                                     --------
    Total comprehensive income                                                          3,029
    Cash dividends ($0.055 per share)        ---      (381)         ---       ---        (381)
                                         -------  --------    ---------     -----    --------
BALANCE AT MARCH 31, 2004                $ 7,584  $ 52,326    $   3,661     ($700)   $ 62,871
                                         =======  ========    =========     =====    ========

                                                     Three Months Ended March 31, 2005
                                                              (In Thousands)
                                                               Accumulated
                                                                  Other
                                           Common  Retained   Comprehensive   Treasury
                                            Stock  Earnings   Income (Loss)     Stock    Total
                                           ------  --------   -------------   --------  --------
Balance at December 31, 2004               $7,584  $ 56,866   $       2,123    ($700)   $ 65,873
    Comprehensive income:
        Net income                            ---     2,187             ---      ---       2,187
        Other comprehensive income (loss)     ---       ---          (1,198)     ---      (1,198)
                                                                                        --------
    Total comprehensive income                                                               989
    Cash dividends ($0.065 per share)         ---      (451)            ---      ---        (451)
                                           ------  --------   -------------    -----    --------
BALANCE AT MARCH 31, 2005                  $7,584  $ 58,602   $         925    ($700)   $ 66,411
                                           ======  ========   =============    =====    ========

(See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1. FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                          --------------------------
                                                                                               2005           2004
                                                                                          --------------    --------
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $  2,187       $  2,147
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                100            100
         Depreciation of premises and equipment                                                   203            197
         Amortization of intangible assets                                                         24             68
         Amortization of securities, net of accretion                                             173            184
         Stock dividends on FHLB stock                                                            (67)           (75)
         Proceeds from sale of mortgage loans                                                   4,421         13,755
         Originations of mortgage loans held for sale                                          (4,398)       (13,693)
         Gain on sales of mortgage loans held for sale                                             23            (60)
         Undistributed income of joint venture                                                    (73)           (98)
         Increase in other assets                                                                (589)          (516)
         Decrease in other liabilities                                                            142            797
                                                                                             --------       --------
         Net cash provided by operating activities                                              2,160          2,806
                                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities available for sale                                  4,720         21,432
     Purchases of securities available for sale                                                (9,571)       (30,585)
     Net increase in loans                                                                     (3,800)        (1,770)
     Purchases of premises and equipment                                                          (69)          (311)
     Proceeds from sales of premises and equipment                                                  0              4
                                                                                             --------       --------
     Net cash used in investing activities                                                     (8,720)       (11,230)
                                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                                 (10,116)        (6,206)
     Net increase (decrease) in securities sold under repurchase agreements                     4,597         (3,591)
     Proceeds from advances on borrowed funds                                                  12,000         25,892
     Repayment of borrowed funds                                                               (7,353)       (16,581)
     Dividends paid                                                                              (451)          (381)
                                                                                             --------       --------
Net cash used in financing activities                                                          (1,323)          (867)
                                                                                             --------       --------
Net decrease in cash and cash equivalents                                                      (7,883)        (9,291)

Cash and cash equivalents at beginning of period                                               39,873         35,767
                                                                                             --------       --------
Cash and cash equivalents at end of period                                                   $ 31,990       $ 26,476
                                                                                             ========       ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                            $  2,473       $  2,016
         Income taxes                                                                             124             20


    (See accompanying notes to Unaudited Consolidated Financial Statements.)

ITEM 1.  FINANCIAL STATEMENTS CONTINUED:

                          FIRST MANITOWOC BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly First Manitowoc Bancorp, Inc.'s (the "Corporation's") financial position, results of its operations, changes in shareholders' equity and cash flows for the periods presented. All adjustments necessary for the fair presentation of the consolidated financial statements are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Corporation's 2004 annual report on Form 10-K.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

NOTE 2: The consolidated financial statements include the accounts of all subsidiaries. The Corporation is a bank holding company that engages in its business through its sole subsidiary, First National Bank in Manitowoc (the "Bank"), a nationally chartered commercial bank. The Bank has two wholly owned subsidiaries, FNBM Investment Corporation ("FNBM") and The Vincent Group, Inc. (previously known as Insurance Center of Manitowoc, Inc. ("ICM")). Effective January 26, 2005, ICM's board of directors approved a name change to The Vincent Group, Inc. ("VG"). All material intercompany transactions and balances are eliminated. Investment in United Financial Services, Inc., the Bank's 49.8% owned subsidiary, is accounted for under the equity method. Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2005 presentation.

NOTE 3: Investment Securities

The amortized cost and fair values of investment securities available for sale for the periods indicated are as follows:

                              Investment Securities
                                 (In Thousands)

                                                                         March 31, 2005
                                                                 -----------------------------
                                                                 Amortized Cost     Fair Value
                                                                 --------------     ----------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                   $        3,655     $    3,600
Obligations of states and political subdivisions                         81,734         84,459
Mortgage-backed securities                                               72,655         71,326
Corporate notes                                                             101            100
                                                                 --------------     ----------
Total                                                            $      158,145     $  159,485
                                                                 ==============     ==========

                                                                       December 31, 2004
                                                                 -----------------------------
                                                                 Amortized Cost     Fair Value
                                                                 --------------     ----------
U.S. Treasury securities and obligations of U.S. Government
     corporations and agencies                                   $        2,974     $    2,936
Obligations of states and political subdivisions                         80,160         83,803
Mortgage-backed securities                                               70,232         69,829
Corporate notes                                                             100            101
                                                                 --------------     ----------
Total                                                            $      153,466     $  156,669
                                                                 ==============     ==========

NOTE 4: Loan Portfolio

Loans are summarized as follows:

                            Summary of Loan Portfolio
                                 (In Thousands)

                                        March 31, 2005               December 31, 2004
                                   -------------------------     -------------------------
                                                  Percent of                    Percent of
                                    Amount       Total Loans      Amount       Total Loans
                                   --------      -----------     --------      -----------
Commercial and Agricultural        $121,657         31.17%       $116,145         30.05%
Commercial Real Estate              115,171         29.51%        110,972         28.71%
Residential Real Estate             134,747         34.53%        139,612         36.12%
Consumer                             15,951          4.09%         16,980          4.39%
Other                                 2,719          0.70%          2,806          0.73%
                                   --------        ------        --------        ------
Total                              $390,245        100.00%       $386,515        100.00%
                                                   ======                        ======
Less:  Allowance for Loan Loss       (3,854)                       (3,824)
                                   --------                      --------
Net Loans                          $386,391                      $382,691
                                   ========                      ========

NOTE 5: Allowance for Loan Losses

Activity in the allowance for loan losses for the periods indicated is as follows:

                                                             For the Three   For the Three
                                                              Months Ended    Months Ended
                                                               March 31,       March 31,
                                                                  2005            2004
                                                             -------------   -------------
                                                                    (In Thousands)
Balance at beginning of period - December 31, 2004 and 2003  $       3,824   $       3,999
Provision charged to expense                                           100             100
Charge-offs                                                            (86)            (65)
Recoveries                                                              16              45
                                                             -------------   -------------
Balance at end of period                                     $       3,854   $       4,079
                                                             =============   =============

NOTE 6: Business Segments

The Corporation, through the Bank and the Bank's branch network, provides a broad range of financial services to individuals and companies in northeastern Wisconsin. These services include demand, time, and savings deposits; commercial and retail lending; ATM processing; trust services; insurance services and data processing services. Operations are managed and financial performance of these services is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

NOTE 7: Per Share Computations

Weighted average shares outstanding were 6,937,268 for the three months ended March 31, 2005 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2004 Annual Report on Form 10-K filed with the Commission on March 12, 2005.

THE CORPORATION

First Manitowoc Bancorp, Inc. (the "Corporation") is a Wisconsin corporation and registered bank holding company. The Corporation has two wholly owned subsidiaries, First National Bank in Manitowoc, a national banking association (the "Bank") and Southeastern First Manitowoc Bancorp of Wisconsin, Inc., a Wisconsin corporation. The Corporation engages in its business through the Bank. The Corporation formed Southeastern on February 22, 2005, solely for purposes of effecting a merger which will facilitate the Corporation's termination of registration with the SEC. The terms of the merger are described in the Transaction Statement on Schedule 13E-3 filed by the Corporation and Southeastern with the SEC on February 20, 2005, as amended.

The Bank has a wholly owned investment subsidiary, FNBM Investment Corporation ("FNBM") and a wholly-owned insurance subsidiary, The Vincent Group, Inc. ("VG"), previously known as Insurance Center of Manitowoc, Inc. ("ICM"). Effective January 26, 2005, ICM's board of directors approved a name change to The Vincent Group, Inc. VG is an independent agency offering commercial, personal, life and health insurance. The Bank also owns 49.8% of the outstanding common stock of United Financial Services, Inc. ("UFS"). UFS provides data processing services to owner banks Baylake Bank of Sturgeon Bay and the Bank in addition to 52 other banks located in Wisconsin.

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

Allowance for Loan Losses: Management's evaluation process used to determine the adequacy of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments including management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the allowance for loan losses is adequate and properly recorded in the financial statements. See section - "Allowance for Loan Losses."

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

EARNINGS

                                   Net Income
                    (Dollars In Thousands, Except Share Data)

                                    Three Months  Three Months
                                        Ended         Ended
                                      March 31,     March 31,
                                        2005          2004
                                    ---------     ------------
Net Income                          $   2,187     $      2,147

Earnings Per Share-Basic & Diluted  $    0.32     $       0.31

Return on Average Assets                 1.42%            1.47%

Return on Average Equity                13.46%           14.01%

Weighted average shares outstanding were 6,937,268 for the three months ended March 31, 2005 and 2004.

Net income for the three months ended March 31, 2005 was $2,187,000 compared to $2,147,000 for the three months ended March 31, 2004, an increase of $40,000. Interest income increased $957,000 to $7,613,000 compared to $6,656,000 for the three months ended March 31, 2004. Interest expense increased $526,000 to $2,618,000. Other income decreased $310,000 or 15.1% while other expenses increased $20,000. Earnings per share for the three months ended March 31, 2005 was $0.32 compared to $0.31 for the three months ended March 31, 2004.

Return on average assets (ROA) on an annualized basis for the first quarter of 2005 was 1.42% compared to 1.47% for the first quarter in 2004. Return on average equity (ROE) on an annualized basis for the first quarter of 2005 was 13.46% compared to 14.01% for the first quarter of 2004.

Table 1 displays the average balances and a average rates paid on all major deposit classification for the periods indicated.

                        AVERAGE BALANCES, YIELD AND RATES
                                  (in thousands

TABLE 1

                                                      Three months ended           Three months ended
                                                        March 31, 2005               March 31, 2004
                                               ------------------------------  ----------------------------
                                                           Interest   Average             Interest  Average
                                                Average     Income/    Yield/   Average    Income/   Yield/
                                                Balance     Expense     Rate    Balance    Expense    Rate
                                               ---------   ---------  -------  --------   --------  -------
ASSETS:
Interest earning assets:
Federal funds sold                             $  16,919   $     104    2.44%  $ 18,155   $     44    0.96%
investment securities:
   US Treasury securities and obligations
   of US government agencies                   $  75,052   $     672    3.55%  $ 68,710   $    544    3.14%
   Tax exempt obligations of States
   and political subdivisions                  $  83,344   $   1,381    6.57%  $ 74,229   $  1,220    6.52%
   All other investment securities             $   9,682   $     148    6.06%  $  9,450   $    189    7.93%
                                               ---------   ---------           --------   --------
Total investment securities                    $ 168,078   $   2,201    5.20%  $152,389   $  1,953    5.08%
Loans net of unearned income:
   Commercial loans                            $ 150,978   $   2,256    5.93%  $114,350   $  1,793    6.22%
   Mortgage loans                              $ 215,119   $   3,258    6.01%  $234,492   $  2,989    5.06%
   installment loans                           $  14,468   $     276    7.57%  $ 15,915   $    326    8.13%
   Other loans                                 $   4,937   $     224   18.00%  $  5,577   $    200   14.23%
                                               ---------   ---------           --------   --------
Total loans                                    $ 385,502   $   6,014    6.19%  $370,334   $  5,308    5.69%

TOTAL INTEREST EARNING ASSETS                  $ 570,499   $   8,319    5.79%  $540,878   $  7,305    5.36%
Cash and due from banks                        $  14,519                       $ 12,844
Other assets                                   $  35,410                       $ 33,626
Allowance for loan and lease losses            $  (3,847)                      $ (4,031)
                                               ---------                       --------

TOTAL ASSETS                                   $ 616,581                       $583,317
                                               =========                       ========

LIABILITIES:
Interest bearing liabilities:
   Savings deposits                            $  46,669   $      64    0.54%  $ 44,644   $     15    0.13%
   Market Plus accounts                        $  69,363   $     253    1.45%  $ 70,768   $    125    0.70%
   Super NOW accounts                          $  36,973   $     122    1.31%  $ 33,067   $     61    0.73%
   Money market deposit accounts               $  19,108   $      66    1.37%  $ 17,141   $     36    0.83%
   Certificates of deposit and IRA deposits    $ 193,322   $   1,361    2.79%  $188,279   $  1,258    2.65%
   Repurchase agreements                       $  65,306   $     467    2.84%  $ 53,459   $    260    1.93%
   Federal funds purchased                     $     287   $       2    2.76%  $     41   $      -    0.00%
   Borrowings                                  $  41,988   $     283    2.67%  $ 41,133   $    337    3.25%
                                               ---------   ---------           --------   --------

TOTAL INTEREST BEARING LIABILITIES             $ 473,016   $   2,618    2.20%  $448,532   $  2,092    1.85%
Demand Deposits                                $  71,863                       $ 67,032
Other Liabilities                              $   6,718                       $  6,408
                                               ---------                       --------

Total Liabilities                              $ 551,597                       $521,972
Shareholders' Equity                           $  64,984                       $ 61,345
                                               ---------                       --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $ 616,581                       $583,317
                                               =========                       ========
Recap:
   Interest Income                                         $   8,319    5.79%             $  7,305    5.36%
   Interest Expense                                        $   2,618    2.20%             $  2,092    1.85%
                                                           ---------                      --------

   Net interest income/Spread                              $   5,701    3.59%             $  5,213    3.51%

Contribution of Non-interest-bearing Funds                              0.38%                         0.32%
Net Interest Margin                                                     3.96%                         3.82%

Ratio of Average interest Earning
 Assets to Average Interest-Bearing Liabilities                       120.61%                       120.59%

Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets. The tax equivalent adjustment was calculate using the statutory federal income tax rate of 34%.

Table 1A sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated.

Table 1A

                                                     RATE AND VOLUME VARIANCE
                                                ANALYSIS BASED ON AVERAGE BALANCES

                                                           (In thousands)

                                                        2005 COMPARED TO 2004
                                             INCREASE(DECREASE) IN NET INTEREST INCOME

                                                       NET       DUE TO      DUE TO
                                                     CHANGE       RATE       VOLUME
                                                     -------     -------     ------
Interest earning assets:

Federal funds sold                                   $    60     $    65     $  (5)
Investment securities:
         US Treasury securities and obliga-
         tions of US government agencies             $   128     $   125     $   3
         Tax exempt obligations of States
         and political subdivisions                  $   161     $   155     $   6
         All other investment securities             $   (41)    $   (41)    $   -
                                                     -------     -------     -----
Total investment securities                          $   248     $   239     $   9
Loans net of unearned income:
         Commercial loans                            $   463     $   415     $  48
         Mortgage loans                              $   269     $   746     $(477)
         Installment loans                           $   (50)    $     9     $ (59)
         Other loans                                 $    24     $    68     $ (44)
                                                     -------     -------     -----
Total loans                                          $   706     $ 1,238     $(532)

TOTAL INTEREST EARNING ASSETS                        $ 1,014     $ 1,543     $(529)

Interest bearing liabilities:
         Savings deposits                            $    49     $    49     $   -
         Market Plus accounts                        $   128     $   133     $  (5)
         Super NOW accounts                          $    61     $    60     $   1
         Money market deposit accounts               $    30     $    29     $   1
         Certificates of deposit and IRA deposits    $   103     $   102     $   1
         Repurchase agreements                       $   207     $   198     $   9
         Federal funds purchased                     $     2     $     2     $   -
         Borrowings                                  $   (54)    $   (54)    $   -
                                                     -------     -------     -----

TOTAL INTEREST BEARING LIABILITIES                   $   526     $   519     $   7

Net Change in Net Interest Income                    $   488     $ 1,024     $(536)

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the principal source of earnings for a banking company. It represents the differences between interest and fees earned on the loan and investment portfolios offset by the interest paid on deposits and borrowings. The three months ended March 31, 2005 has been characterized by rising interest rates.

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004: (SEE TABLE 1 AND 1A)

Net interest income (on a tax equivalent basis) for the three months ended March 31, 2005 increased by $488,000 or 9.36% compared to the three months ended March 31, 2004. Interest income increased $1,014,000 primarily as a result of an increase in yields. Total average loans increased from $370,334,000 for the first quarter of 2004 to $385,502,000 for the first quarter of 2005 while interest yield on loans increased from 5.69% for the first quarter of 2004 to 6.19% for the first quarter of 2005. Average investment securities increased from $152,389,000 for the first quarter of 2004 to $168,078,000 for the first quarter of 2005. Interest expense increased $526,000 primarily as a result of an increase in interest rates paid. Total average interest-bearing deposits increased from $353,899,000 for the first quarter of 2004 to $365,435,000 for the first quarter of 2005. Interest rates paid on interest-bearing liabilities increased from 1.85% for the first quarter of 2004 to 2.20% for the first quarter of 2005.

The interest rate spread, which is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities, was 3.59% for the three months ended March 31, 2005, an increase of 8 basis points from the interest rate spread of 3.51% for the three months ended March 31, 2004. Net interest margin for the three months ended March 31, 2005 was 3.97% compared with 3.82% for the three months ended March 31, 2004.

As shown in the rate/volume analysis in Table 1A, changes in the rate resulted in a $1,023,000 increase in taxable equivalent net interest income. From a volume perspective, earning assets decreased taxable equivalent net interest income by $528,000 but when combined with increases in the rate of both earning assets and liabilities; the net effect is a $488,000 increase. Commercial loan volume grew faster than real estate loans because many of the mortgage loans have been sold in the secondary market to FNMA.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the three months ended March 31, 2005 and March 31, 2004, the Bank charged $100,000 to expense for the provision for loan loss.

There are several factors that are included in the analysis of the adequacy of the allowance for loan losses. Management considers loan volume trends, levels and trends in delinquencies and nonaccruals, current problem credits, national and local economic trends and conditions, concentrations of credit by industry, current and historical levels of charge-offs, the experience and ability of the lending staff, and other miscellaneous factors. Management has determined the allowance for loan losses is adequate to absorb probable loan losses in its loan portfolio as of March 31, 2005 based on its most recent evaluation of these factors.

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

                   Allocation of Allowance for Loan Losses
                                (In Thousands)
-----------------------------------------------------------------------------
                                                     March 31,   December 31,
                                                       2005          2004
                                                     --------    ------------



Specific Problem Loans                               $  1,648    $      1,610
Loan Type Allocation:
Commercial & Agricultural                                 450             698
Commercial Real Estate                                     77             112
Residential Real Estate                                   134             110
Consumer                                                  143             182
                                                     --------    ------------
                                                          804           1,102

Unallocated                                             1,402           1,112
                                                     --------    ------------
Total Reserve                                        $  3,854    $      3,824
                                                     ========    ============
Ratio of allowance for loan losses to total loans        0.99%           0.99%

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

Total nonperforming loans at March 31, 2005 were $3,038,000, a decrease of $17,000 from December 31, 2004. The following table presents nonperforming and nonaccrual loan information as of the dates indicated.

                               Nonperforming Loans
                                 (In Thousands)

                                                                 March 31,     December 31,
                                                                   2005            2004
                                                                 ---------     ------------
Nonaccrual loans                                                 $   3,033     $      2,603
Accruing loans past due 90 days or more                                  5              452
                                                                 ---------     ------------
Total nonperforming loans                                        $   3,038     $      3,055
Nonperforming loans as a percent of loans                             0.78%            0.79%
Ratio of the allowance for loan losses to nonperforming loans       126.86%          125.00%

OTHER INCOME

                                           Other Income
                                          (In Thousands)
                                   ---------------------------
                                   Three Months   Three Months
                                       Ended          Ended
                                     March 31,      March 31,
                                       2005           2004
                                   ------------   ------------
Trust service fees                   $     140      $     157
Service charges                            348            332
The Vincent Group commissions              558            492
Loan servicing income                      127            376
Income on equity investment                 73             98
Gain on sales of mortgage loans             23             60
Other                                      474            538
                                     ---------      ---------
Total other income                   $   1,743      $   2,053
                                     ---------      ---------

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004:

Other income for the first quarter of 2005 was $1,743,000 compared to $2,053,000 for the first quarter of 2004, a decrease of $310,000 or 15.1%. The Vincent Group, Inc. commissions increased $66,000 to $558,000 due to increased volume. Loan servicing income decreased $249,000 or 66.2% as a result of the decreased volume of loans processed as compared to the first quarter of 2004. Other miscellaneous income decreased $64,000 due to lower contingency income from the insurance subsidiary.

OTHER EXPENSES

                                                       Other Expenses
                                                       (In Thousands)
                                                ---------------------------
                                                Three Months   Three Months
                                                    Ended          Ended
                                                  March 31,      March 31,
                                                    2005           2004
                                                ------------   ------------
Salaries, commissions, and employee benefits     $   2,159      $   2,217
Occupancy                                              441            438
Data processing                                        287            264
Postage, stationery and supplies                       108            126
Advertising                                            132            111
Outside service fees                                   115            238
Loss on sales of other real estate                      21            ---
Amortization of intangibles                             24             68
Other                                                  462            267
                                                 ---------      ---------
Total other expenses                             $   3,749      $   3,729
                                                 ---------      ---------

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004:

Other expenses for the first quarter of 2005 were $3,749,000, an increase of $20,000 over last year's expenses of $3,729,000. Outside service fees included $115,000 Sarbanes-Oxley internal control documentation requirements in 2004. Other expenses increased $195,000 and is the result of additional legal expenses associated with the planned merger of the Corporation with and into its subsidiary, Southeastern.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2005 was 24.3% compared to 23.0% for the three months ended March 31, 2004. The increase in effective tax rates in the period is the result of taxable income increasing at a greater rate than tax exempt income.

STATE TAXATION

FNBM is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FNBM are not currently subject to taxation in the State of Wisconsin, from time to time legislation is proposed which, if adopted, would require consolidated income tax returns for entities headquartered in the state and result in taxation of FNBM's earnings. To date, none of these legislative proposals have been adopted. In addition, from time-to-time the Wisconsin Department of Revenue ("WDR") attempts to impose income tax on out-of-state investment subsidiaries like FNBM. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR will take the position that the income of FNBM is taxable in Wisconsin, and a number of other Wisconsin financial institutions have entered into settlements with the WDR related to taxation of the income of their Nevada subsidiaries. Management believes the Bank, as well as FNBM, have complied with the tax rules relating to the income of out-of-state subsidiaries. The WDR has indicated that it may repudiate these rulings and management believes it is more likely than not that the WDR exam will result in an assessment. The Bank and FNBM have held productive discussions with the WDR and while no final agreement has been reached, management believes there is a strong likelihood of settlement. If no settlement is reached, the Bank will probably oppose an assessment, if any.

BALANCE SHEET

MARCH 31, 2005 COMPARED TO DECEMBER 31, 2004

Assets

The Corporation's total assets decreased from $622,175,000 at December 31, 2004 to $621,983,000 at March 31, 2005. Loans increased $3,700,000 and securities available for sale increased $2,816,000 for the same period.

Liabilities

Deposits decreased $10,116,000 to $435,670,000 at March 31, 2005 from $445,786,000 at December 31, 2004. Securities sold under repurchase agreements increased $4,597,000 to $66,217,000 and borrowings increased $4,647,000 to $46,927,000 at March 31, 2005.

Off-Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Off-balance sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Statement of Financial Condition. In the event of non-performance by the other party to a financial instrument, the Corporation's exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments and letters of credit as it does for on-balance sheet financial instruments.

Off-balance-sheet financial instruments whose contract amounts represent credit and/or interest rate risk are as follows:

                                     Notional Amount
                                -------------------------
                                March 31,    December 31,
                                  2005           2004
                                ---------    ------------
                                    (In Thousands)
Commitments to extend credit    $  81,362    $     79,782
Credit card arrangements            6,038           6,295
Standby letters of credit           7,405           6,653

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

CAPITAL RESOURCES AND ADEQUACY

The Corporation's actual capital amounts and ratios at December 31, 2004 and March 31, 2005 are presented below:

                                     Capital
                    (Dollars In Thousands, Except Share Data)

                                             March 31,     December 31,
                                               2005            2004
                                             ---------     ------------
Shareholders' Equity                         $  66,411       $   65,873
Total capital (to risk-weighted assets):
     Consolidated                                 13.3%            13.9%
     First National Bank in Manitowoc             13.1%            13.7%
Tier 1 capital (to risk-weighted assets):
     Consolidated                                 12.5%            13.0%
     First National Bank in Manitowoc             12.3%            12.8%
Tier I capital (to average assets):
     Consolidated                                  8.9%             9.1%
     First National Bank in Manitowoc              8.7%             8.9%

Dividends Per Share-This Quarter             $   0.065       $    0.065
Dividends Per Share-Year to Date                 0.065            0.230

Earnings Per Share-This Quarter                  0.320            0.280
Earnings Per Share-Year to Date                  0.320            1.140

Dividend Payout Ratio-This Quarter               20.31%           23.64%
Dividend Payout Ratio-Year to Date               20.31%           20.18%

Total shareholders' equity increased $538,000 from $65,873,000 at December 31, 2004 to $66,411,000 at March 31, 2005. Net income for the three month period ending March 31, 2005 was $2,187,000.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2005 and December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2005, the Bank's and the Corporation's ratio of Tier 1 capital to risk-weighted assets was 12.3% and 12.5%, respectively. As of March 31, 2005, the Bank's and the Corporation's ratio of total capital to risk-weighted assets was 13.1% and 13.3%, respectively. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.0%. As of March 31, 2005, the Bank's and the Corporation's leverage capital ratio was 8.7% and 8.9%, respectively.

As of March 31, 2005 and December 31, 2004, the most recent notification from the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios of 10%, 6%, and 5%, respectively. There are no conditions or events since such notifications that management believes would result in a change in the institution's category.

RECENT ACCOUNTING PRONOUNCEMENTS
None

FINANCIAL STATEMENT DISCLOSURES

Commitments to sell residential mortgage loans to FNMA and commitments to fund such loans to individual borrowers represent the Corporation's mortgage derivatives, the fair value of which is not material at this time. Commitments outstanding at March 31, 2005 were $2,379,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's management is aware of no material change to the market risk position from that disclosed as of December 31, 2004 in the Corporation's 2004 Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management. The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 [the "Act"]) as of March 31, 2005. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of March 31, 2005, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

For the quarter ended March 31, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 5. OTHER INFORMATION

(a) Effective January 26, 2005, ICM's board of directors approved a name change to The Vincent Group, Inc. This includes the Insurance Center of Manitowoc, Inc. and Gary Vincent & Associates, Inc. VG is an independent agency offering commercial, personal, life and health insurance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

Exhibit Number                        Description of Exhibit
--------------    --------------------------------------------------------------
(2)               Form of Plan of Merger approved by the board of directors of the Corporation on February 22, 2005.

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

31.1              Certification of Thomas J. Bare pursuant to Rule 13a-14(a) or
                  15(d)-14(a)

31.2              Certification of Paul H. Wojta pursuant to Rule 13a-14(a) or
                  15(d)-14(a)

32.1              Section 1350 Certification of Thomas J. Bare and Paul H. Wojta

b)    Reports on Form 8-K:

      A Form 8-K was filed March 7, 2005 to announce a Temporary Suspension of Trading Under Registrant's Employee Benefit Plans.

      First Manitowoc Bancorp, Inc. ("FMB") sent a notice to its directors and
      Section 16 officers dated March 6, 2005 notifying them of a blackout with respect to the First National Bank in Manitowoc 401(k) Profit Sharing Plan (the "Plan"). The blackout period is expected to begin March 21, 2005 and end during the week of April 11, 2005. FMB provided the notice to the directors and officers in accordance with Section 306 of the Sarbanes-Oxley Act of 2002 and Rule 104 of Regulation BTR.

      A Form 8-K was filed February 25, 2005, to announce the "Going Private" Transaction.

      On February 25, 2005, First Manitowoc Bancorp, Inc. ("FMB") announced that it would be engaging in a "going private" transaction (the "Transaction") to eliminate annual expenses in connection with compliance with the Sarbanes-Oxley Act of 2002 and the reporting requirements of the Securities Exchange Act of 1934. The Transaction is designed to reduce the number of FMB's shareholders to permit FMB to terminate its registration with the United States Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            FIRST MANITOWOC BANCORP, INC.
                                            (Registrant)

Date:    May 10, 2005                       /s/ Thomas J. Bare
                                            ------------------
                                            Thomas J. Bare
                                            Chief Executive Officer

Date:    May 10, 2005                       /s/ Paul H. Wojta
                                            -----------------
                                            Paul H. Wojta
                                            Chief Financial Officer